Form 10QSB
period 2006-03-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2006-05-15
CIK 1347078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                        Commission File Number 000-51140

                       ROCKY MOUNTAIN FUDGE COMPANY, INC.

        (Exact name of small business issuer as specified in its charter)

                NEVADA                                      16-1734022
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                 4596 Russell Street, Salt Lake City, Utah 84117
                    (Address of principal executive offices)

                   (801) 230-1807 (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                              Outstanding as of March 31, 2006
  -----------------------------                 --------------------------------
  Common Stock, $.001 par value                           6,250,000

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.................................................. 4

        Balance Sheets - March 31, 2006 (unaudited) and December 31, 2005..... 5

        Statements of Operations - three months ended March 31, 2006 and 2005 (unaudited)................................................ 6

        Statements of Cash Flows - three months ended March 31, 2006 and 2005 (unaudited)................................................ 7

        Notes to Financial Statements......................................... 8

Item 2. Management's Discussion and Analysis or Plan of Operations............ 9

Item 3. Controls and Procedures...............................................12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........12

Item 3. Defaults Upon Senior Securities.......................................12

Item 4. Submission of Matters to a Vote of Securities Holders.................12

Item 5. Other Information.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................13

        Signatures............................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

     The accompanying Balance Sheets of Rocky Mountain Fudge Company, Inc. at March 31, 2006 and December 31, 2005, related Statements of Operations for the three months ended March 31, 2006 and 2005, and Statements of Cash Flows for the three months ended March 31, 2006 and 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

                       ROCKY MOUNTAIN FUDGE COMPANY, INC.

                              FINANCIAL STATEMENTS

                      March 31, 2006 and December 31, 2005

                       ROCKY MOUNTAIN FUDGE COMPANY, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                             ASSETS

                                                                           March 31,       December 31,
                                                                              2006            2005
                                                                          ------------     ------------
                                                                                   (Unaudited)
CURRENT ASSETS
      Cash                                                                $    15,412      $    32,248
      Accounts receivable                                                           -               52
                                                                          ------------     ------------

             Total Current Assets                                              15,412           32,300
                                                                          ------------     ------------

             TOTAL ASSETS                                                 $    15,412      $    32,300
                                                                          ============     ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      Accounts payable                                                    $       900      $     1,845
                                                                          ------------     ------------

             Total Current Liabilities                                            900            1,845
                                                                          ------------     ------------


STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 50,000,000 shares authorized,
        at $0.001 par value, 6,250,000 shares issued and
       outstanding, respectively                                                6,250            6,250
      Additional paid-in capital                                               87,950           87,950
      Accumulated deficit                                                     (79,688)         (63,745)
                                                                          ------------     ------------

             Total Stockholders' Equity (Deficit)                              14,512           30,455
                                                                          ------------     ------------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                           $    15,412      $    32,300
                                                                          ============     ============

   The accompanying notes are an integral part of these financial statements.

                       ROCKY MOUNTAIN FUDGE COMPANY, INC.
                          (A Development Stage Company)
                      Statements of Operations (Unaudited)

                                                                                                         From Inception
                                                                       For the Three                      on January 4,
                                                                       Months Ended                       1990 through
                                                                         March 31,                          March 31,
                                                    ----------------------------------------------
                                                             2006                     2005                     2006
                                                    ----------------------   ---------------------    ----------------------
REVENUES                                            $                   -     $                 -     $             135,835

COST OF SALES                                                           -                       -                    44,709
                                                    ----------------------   ---------------------    ----------------------

          GROSS PROFIT                                                  -                       -                    91,126
                                                    ----------------------   ---------------------    ----------------------

EXPENSES

     General and Administrative                                    15,943                       -                   175,172
                                                    ----------------------   ---------------------    ----------------------

          Total Expenses                                           15,943                       -                   175,172
                                                    ----------------------   ---------------------    ----------------------

          OPERATING LOSS                                          (15,943)                      -                   (84,046)
                                                    ----------------------   ---------------------    ----------------------

OTHER INCOME (EXPENSES)

     Interest income                                                    -                       -                     4,437
     Interest expense                                                   -                       -                       (79)
                                                    ----------------------   ---------------------    ----------------------

          Total Other Income (Expense)                                  -                       -                     4,358
                                                    ----------------------   ---------------------    ----------------------


          NET LOSS                                  $             (15,943)   $                  -     $             (79,688)
                                                    ======================   =====================    ======================


          BASIC LOSS PER SHARE                      $               (0.00)   $               0.00
                                                    ======================   =====================


          WEIGHTED AVERAGE NUMBER
           OF SHARES OUTSTANDING                                6,250,000               6,250,000
                                                    ======================   =====================

   The accompanying notes are an integral part of these financial statements.

                       ROCKY MOUNTAIN FUDGE COMPANY, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Unaudited)

                                                                                                           From Inception
                                                                              For the Three                 on January 4,
                                                                              Months Ended                  1990 through
                                                                                March 31,                     March 31,
                                                               ---------------------------------------
                                                                      2006                  2005                 2006
                                                               ------------------    -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                 $         (15,943)    $              -     $         (63,745)
      Changes in operating assets and liabilities
             Increase in accounts receivable                                  52                    -                   (52)
             Increase (decrease) in accounts payable                        (945)                   -                 1,845
                                                               ------------------    -----------------    ------------------

                   Net Cash Used by Operating Activities                 (16,836)                   -               (61,952)
                                                               ------------------    -----------------    ------------------


CASH FLOWS FROM INVESTING ACTIVITIES                                           -                    -                     -
                                                               ------------------    -----------------    ------------------


CASH FLOWS FROM FINIANCING ACTIVITIES

             Contributed capital                                               -                    -                52,400
             Sale of common stock for cash                                     -                    -                41,800
                                                               ------------------    -----------------    ------------------

                   Net Cash Provided by
                     Financing Activities                                      -                    -                94,200
                                                               ------------------    -----------------    ------------------


             NET DECREASE IN CASH                                        (16,836)                   -                32,248

             CASH AT BEGINNING OF PERIOD                                  32,248               27,839                     -
                                                               ------------------    -----------------    ------------------

             CASH AT END OF PERIOD                             $          15,412     $         27,839     $          32,248
                                                               ==================    =================    ==================


SUPPLIMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION

      CASH PAID FOR:

             Interest                                          $               -      $             -     $              79
             Income Taxes                                      $               -      $             -     $               -

   The accompanying notes are an integral part of these financial statements.

                       ROCKY MOUNTAIN FUDGE COMPANY, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2006 and December 31, 2005

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and 2005 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operations

      The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Recent Events

      Our independent auditors have indicated in a footnote to our financial statements that we have not yet established an ongoing source of revenues sufficient to cover operating costs and to allow us to continue as a going concern. Our ability to continue as a going concern is dependent on us securing and maintaining adequate capital to fund operating losses until we become profitable. If we are unable to increase revenues or secure adequate financing in the near future, allowing us to implement our business plan, our ability to continue as a going concern may be compromised, and we could be forced to cease operations.

Plan of Operation

      Since its creation in 1990, the Company has manufactured and marketed its candy on a seasonal basis. The Company's principal product is fudge candy, which is produced and sold to retail consumers in northern Utah and surrounding areas. The Company also produces a brittle candy. All of the Company's products are made using proprietary recipes contributed to the Company by its Secretary, Vallerie Moulton. Historically, the Company has used various facilities to produce its candy.

      In the past, the Company sold its products through retail booths that the Company would rent at various locations such as established crafts boutiques and at the Dickens Festival, which was held annually at the Salt Lake County fairgrounds for two weeks immediately following Thanksgiving. Typically, the Company would rent its booths for short periods of time, particularly at special events and during the holiday seasons. Management estimates that approximately 90% of the Company's revenues were historically realized during the Thanksgiving Christmas periods.

      In 2000, the Dickens Festival, which had been the highest grossing location for the Company's booths, ceased operations and demand for the Company's products severely decreased. Accordingly, shortly thereafter the Company curtailed most of its operations. However, in mid-2005, the Company decided to re-established its operations and prepared to once again manufacture and market its candy products. In the fourth quarter of 2005, the Company realized nominal revenues of $3,447 from candy sales to former customers in response to unsolicited requests. During this period the Company used temporary kitchen facilities to prepare its candy and shipped the finished product directly to customers via mail.

      Also in the fourth quarter of 2005, the Company began preparing sales and promotional literature and price lists and commenced development of an Internet website to ultimately be used for the promotion and sale of its products. Management anticipates that the website will eventually become the Company's primary marketing focus. The Company is also in the process of making initial contacts with former customers and potential new customers and disseminating sales materials to promote its products. Management believes that a full marketing effort will not take place until the second quarter of 2006.

Results of Operations

      Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

      Revenues for the three-month period ended March 31, 2006 were zero, representing no change from the period ended March 31, 2005.

      Total operating expenses for the first quarter of 2006 were $15,943 compared to $-0- for the comparable period of 2005. This increase was due primarily to the business coming out if inactivity and incurring increased legal and accounting fees pertaining to the Company's December 2005 audit and related SEC filings.

      During the three month period ended March 31, 2006, the Company recognized a net loss of $15,943, compared to a loss of $-0- during the comparable period of 2005. The increased net loss is due primarily to the business coming out if inactivity and incurring increased legal and accounting fees pertaining to the Company's December 2005 audit and related SEC filings.

Liquidity and Capital Resources

      At March 31, 2006, we had cash on hand of $15,412 compared to $32,248 as of December 31, 2005. The decrease in cash is attributed to our lack of revenue coupled with an increase in general and administrative expenses paid.

      We estimate our cash requirements for the next 12 months to be approximately $25,000. We do not feel that current cash on hand will be sufficient to satisfy our cash requirements and, if we are unable to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain the necessary funds. We have no agreements with anyone to provide future capital for the Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

      At March 31, 2006, we had total assets of $15,412 and stockholders' equity of $14,512, compared to total assets of $32,300 and a total stockholders' equity of $30,455 at December 31, 2005.

Net Operating Loss

      We have accumulated approximately $22,000 of net operating loss carryforwards through December 31, 2005, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2025. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2005 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Forward Looking and Cautionary Statements

     This report, including the section entitled "Management's Discussion and Analysis or Plan of Operations" contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause the Company's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward- looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

     You should be aware that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

      o our ability to maintain our current business and, if feasible, expand the marketing of our products;

      o our ability to attract and retain new individual and retail customers;

      o the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

      o uncertainties involved in the rate of growth of business and acceptance of our products and;

      o anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

      o     future capital requirements and our ability to satisfy those needs;
            and

      o     general economic conditions.

      You are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the risk factors section and elsewhere in this report identify important risks and uncertainties affecting our future, which could cause actual results to differ materially from the forward-looking statements made in this report.

Item 3. Controls and Procedures.

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2. Unregistered Sales or Equity Securities and Use of Proceeds

      This item is not applicable.

Item 3. Defaults Upon Senior Securities

      This Item is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      This item is not applicable.

Item 5. Other Information

      This item is not applicable.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

         Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2 Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

          Not applicable.

                        [SIGNATURES FOLLOW ON NEXT PAGE.]

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: May 15, 2006                     By: /s/ Ronald Moulton
                                       --------------------------------------
                                       Ronald Moulton,
                                       President, Chief Executive Officer and
                                         Director

Date: May 15, 2006                     By: /s/ Steven D. Moulton
                                       ---------------------------------------
                                       Steven D. Moulton
                                       Vice President
                                       Principal Accounting Officer