Form 10QSB
period 2006-06-30
ROCKY MOUNTAIN FUDGE CO IN
filed 2006-08-11
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of June 30, 2006
Common Stock, $.001 par value	6,250,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying Balance Sheets of Rocky Mountain Fudge Company, Inc. at June 30, 2006 and December 31, 2005, related Statements of Operations for the three and six months ended June 30, 2006 and 2005, and Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

FINANCIAL STATEMENTS

June 30, 2006 and December 31, 2005

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2006	2005
	(Unaudited)

CURRENT ASSETS
Cash	$11,185	$32,248
Accounts receivable	—	52
Total Current Assets	11,185	32,300
TOTAL ASSETS	$11,185	$32,300

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$1,325	$1,845
Total Current Liabilities	1,325	1,845

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 6,250,000 shares issued and
outstanding, respectively	6,250	6,250
Additional paid-in capital	87,950	87,950
Accumulated deficit	(84,340)	(63,745)
Total Stockholders' Equity (Deficit)	9,860	30,455
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,185	$32,300

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

					From Inception
	For the Three		For the Six		on January 4,
	Months Ended		Months Ended		1990 through
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

REVENUES	$—	$—	$—	$—	$135,835
COST OF SALES	—	—	—	—	44,709
GROSS PROFIT	—	—	—	—	91,126

EXPENSES
General and Administrative	4,983	—	20,595	—	179,824
Total Expenses	4,983	—	20,595	—	179,824
OPERATING LOSS	(4,983)	—	(20,595)	—	(88,698)

OTHER INCOME (EXPENSES)

Interest income	—	—	—	—	4,437
Interest expense	—	—	—	—	(79)

Total Other Income
(Expenses)	—	—	—	—	4,358

NET LOSS	$(4,983)	$—	$(20,595)	$—	$(84,340)

BASIC LOSSPER SHARE	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,250,000	6,250,000	6,250,000	6,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
	For the Six		on January 4,
	Months Ended		1990 through
	March 31,		June 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,595)	$—	$(84,340)
Changes in operating assets and liabilities
Increase in accounts receivable	52	—	0
Increase (decrease) in accounts payable	(520)	—	1,325
Net Cash Used by Operating Activities	(21,063)	—	(83,015)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINIANCING ACTIVITIES
Contributed capital	—	—	52,400
Sale of common stock for cash	—	—	41,800

Net Cash Provided by
Financing Activities	—	—	94,200

NET DECREASE IN CASH	(21,063)	—	11,185
CASH AT BEGINNING OF PERIOD	32,248	27,839	—
CASH AT END OF PERIOD	$11,185	$27,839	$11,185

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$79
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2006 and December 31, 2005

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, or, in the alternative, (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Plan of Operation

Since its creation in 1990, the Company has manufactured and marketed its candy on a seasonal basis. The Company's principal product is fudge candy, which is produced and sold to retail consumers in northern Utah and surrounding areas. The Company also produces a brittle candy. All of the Company's products are made using proprietary recipes contributed to the Company by its Secretary, Valerie Moulton. Historically, the Company has used various facilities to produce its candy.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues for the three-month period ended June 30, 2006 were $-0-, representing no change from the period ended June 30, 2005.

Total operating expenses for the second quarter of 2006 were $4,983, compared to $-0- for the comparable period of 2005. This increase was due primarily to the business coming out if inactivity and incurring increased legal and accounting fees pertaining to the Company’s December 2005 audit and related SEC filings.

During the three month period ended June 30, 2006, the Company recognized a net loss of $4,983, compared to a loss of $-0- during the comparable period of 2005. The increased net loss is due primarily to the business coming out of inactivity and incurring increased legal and accounting fees pertaining to the Company’s December 2005 audit and related SEC filings. This is also the reason for the Company's loss of $20,595 for the six month period ended June 30, 2006, compared to a loss of $-0- during the comparable period of 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues for the six-month period ended June 30, 2006 were zero, representing no change from the period ended June 30, 2005.

Total operating expenses for the first half of 2006 were $20,595, a $100% increase from the comparable period of 2005. This increase was due primarily to the business coming out if inactivity and incurring increased legal and accounting fees pertaining to the Company’s December 2005 audit and related SEC filings.

During the six month period ended June 30, 2006, the Company recognized a net loss of $20,595, compared to a loss of $-0- during the comparable period of 2005. The increased net loss is due primarily to the business coming out if inactivity and incurring increased legal and accounting fees pertaining to the Company’s December 2005 audit and related SEC filings.

Liquidity and Capital Resources

At June 30, 2006, we had cash on hand of $11,185 compared to $32,248 as of December 31, 2005. The decrease in cash is attributed to our lack of revenue coupled with an increase in general and administrative expenses paid.

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

At June 30, 2006, we had total assets of $11,185 and stockholders' equity of $9,860, compared to total assets of $32,300 and a total stockholders' equity of $30,455 at December 31, 2005.

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

You should be aware that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

•	our ability to search for and identify an appropriate business opportunity and to subsequently merge with or acquire such entity;
•	our ability to meet our cash and working capital needs;
•	our ability to maintain our corporate existence as a viable entity;
•	other risks detailed in our periodic report filings with the SEC; and,
•	general economic conditions.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

This item is not applicable.

Item 5. Other Information

This item is not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 13 50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Not applicable.

[SIGNATURES FOLLOW ON NEXT PAGE.]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: August 12, 2006
By:  /S/ Ronald Moulton

Ronald Moulton,
President, Chief Executive Officer and Director

Date: August 12, 2006
By:  /S/ STEVEN D. MOULTON

Steven D. Moulton
Vice President
Principal Accounting Officer