Form 10QSB
period 2006-09-30
ROCKY MOUNTAIN FUDGE CO IN
filed 2006-11-13
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of September 30, 2006
Common Stock, $.001 par value	6,250,000

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying Balance Sheets of Rocky Mountain Fudge Company, Inc. at September 30, 2006 and December 31, 2005, related Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

FINANCIAL STATEMENTS

September 30, 2006 and December 31, 2005

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2006	2005
	(Unaudited)

CURRENT ASSETS

Cash	$32,694	$32,248
Accounts receivable	-	52

Total Current Assets	32,694	32,300

TOTAL ASSETS	$32,694	$32,300

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,375	$1,845
Note payable - related party	25,000	-

Total Current Liabilities	26,375	1,845

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 6,250,000 shares issued and
outstanding, respectively	6,250	6,250
Additional paid-in capital	89,450	87,950
Accumulated deficit	(89,381)	(63,745)

Total Stockholders' Equity (Deficit)	6,319	30,455

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$32,694	$32,300

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three		For the Nine		on January 4,
	Months Ended		Months Ended		1990 through
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

REVENUES	$-	$-	$-	$-	$135,835

COST OF SALES	-	-	-	-	44,709

GROSS PROFIT	-	-	-	-	91,126

EXPENSES

General and Administrative	5,041	7,432	25,636	7,432	184,865

Total Expenses	5,041	7,432	25,636	7,432	184,865

OPERATING LOSS	(5,041)	(7,432)	(25,636)	(7,432)	(93,739)

OTHER INCOME (EXPENSES)

Interest income	-	-	-	-	4,437
Interest expense	-	-	-	-	(79)

Total Other Income
(Expenses)	-	-	-	-	4,358

NET LOSS	$(5,041)	$(7,432)	$(25,636)	$(7,432)	$(89,381)

BASIC LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	6,250,000	6,250,000	6,250,000	6,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
	For the Nine		on January 4,
	Months Ended		1990 through
	September 30,		September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(25,636)	$(7,432)	$(89,381)
Changes in operating assets and liabilities
Increase in accounts receivable	52	-	52
Increase (decrease) in accounts payable	(470)	-	1,323

Net Cash Used by Operating Activities	(26,054)	(7,432)	(88,006)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	1,500	50,000	53,900
Cash received on note payable - related	25,000	-	25,000
Sale of common stock for cash	-	-	41,800

Net Cash Provided by
Financing Activities	26,500	50,000	120,700

NET DECREASE IN CASH	446	42,568	32,694

CASH AT BEGINNING OF PERIOD	32,248	-	-

CASH AT END OF PERIOD	$32,694	$42,568	$32,694

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006 and December 31, 2005

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 audited financial statements. The results of operations for the periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full years.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues for the three-month period ended September 30, 2006 were $-0-, representing no change from the corresponding period ended September 30, 2005.

Total operating expenses for the third quarter of 2006 were $5,041, compared to $7,432 for the comparable period of 2005. This decrease was due primarily to the business coming out of inactivity and incurring increased legal and accounting fees pertaining to the Company’s December 2005 audit and related SEC filings. This is also the reason for the Company’s loss of $5,041 for the three month period ended September 30, 2006 compared to a loss of $7,432 during the comparable period of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues for the nine-month period ended September 30, 2006 were $-0-, representing no change from the period ended September 30, 2005.

Total operating expenses for the first nine months of 2006 were $25,636 compared to $7,432 for the comparable period of 2005. This increase was due primarily to the business coming out if inactivity and incurring increased legal and accounting fees pertaining to the Company’s December 2005 audit and related SEC filings. This is also the reason for the Company’s loss of $25,636 for the nine month period ended September 30, 2006 compared to a loss of $7,432 during the comparable period of 2005.

Liquidity and Capital Resources

At September 30, 2006, we had cash on hand of $32,694 compared to $32,248 as of December 31, 2005. The Increase in cash is attributed primarily to our receipt of a $25,000 loan from an officer, offset by our net loss for the period.

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

At September 30, 2006, we had total assets of $32,694 and stockholders' equity of $6,319, compared to total assets of $32,300 and a total stockholders' equity of $30,455 at December 31, 2005.

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

Item 3. Controls and Procedures

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

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: November 10, 2006	By: /s/ Ronald Moulton
Ronald Moulton,
President, Chief Executive Officer and Director

Date: November 10, 2006	By: /s/ STEVEN D. MOULTON
Steven D. Moulton
Vice President and Director
Principal Accounting Officer