Form 10KSB
period 2005-12-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2007-02-22
CIK 1347078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number 000-51140

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(Name of Small Business Issuer in its charter)

Nevada	16-1734022
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4596 Russell Street, Salt Lake City, Utah 84117
(Address of principal executive officers) (Zip Code)

Issuer's telephone number: (801) 230-1807

Securities to be registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

N/A	N/A

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the issuer's revenues for its most recent fiscal year. $ 10,219

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days: $4,050,000 (Based on 2,250,000 shares held by non-affiliates as the closing price of $1.80 on February 12, 2007)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of February 12, 2007
Common Stock, Par Value	6,250,000 shares, $.001 par value

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III, Item 14.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

ROCKY MOUNTAIN FUDGE COMPANY, INC.

FORM 10-KSB

PART I

ITEM 1. Description of Business

Business Development

History

Rocky Mountain Fudge Company, Inc. ("the Company") was incorporated in the State of Utah as Vallerie's Country Candy, Inc. on January 4, 1990, primarily to engage in the business of manufacturing and retailing fudge candy. Upon its incorporation, the Company issued an aggregate of 300,000 shares of common stock for cash consideration to its three initial directors (100,000 shares each). On August 10, 1990, the Company approved a forward stock split of its outstanding shares on a four shares for one share basis, resulting in 1.2 million shares outstanding, post-split.

On August 10, 1990, the Company's Board of Directors and stockholders voted to increase the Company's authorized capital from 1 million to 10 million shares of common stock, while retaining the par value at $0.001 per share. The Company filed Articles of Amendment effecting this change on October 15, 1990. Subsequently on August 27, 1992, the Company changed its name to RV & S Enterprises and, on August 12, 1998, again change its name to Rocky Mountain Fudge Company, Inc.

In December 1998, the Company completed an initial public offering of 50,000 shares of its common stock for the offering price of $1.00 per share. As a result of this offering, the Company realized gross proceeds of $50,000

On September 27, 2005, the Company held a special meeting of stockholders to consider and act on the following proposals:

•	to change the authorized capitalization to 50 million shares of common stock, par value $0.001 per share;

•	to effect a forward split of the issued and outstanding shares of common stock on a 5 shares for 1 share basis; and

•	to empower the Board of Directors to take the necessary corporate action to relocate the domicile of the Company from the State of Utah to the State of Nevada.

All of the above proposals were approved by the stockholders and the Company took the appropriate actions to facilitate each action. The forward stock split increased the issued and outstanding shares of common stock to 6.25 million shares In order to relocate the domicile of the Company, the Company created a new wholly owned subsidiary in the State of Nevada under the name of Rocky Mountain Fudge Company, Inc. The Nevada corporation has the same capitalization as the Company; 50 million shares of common stock, par value $0.001 per share. The Company and the newly formed Nevada entity then executed an Agreement and Plan of Merger for the sole purpose of changing the Company's domicile to Nevada. As a result of the merger transaction, the Utah corporation was merged with and into the Nevada corporation, with the Nevada entity being the survivor. Each Company stockholder was entitled to exchange their shares of common stock in the Utah entity for the same number of shares in the Nevada entity, adjusted for the five for one forward stock split. Unless otherwise noted, all references hereafter to share amounts will be on a post-split basis.

Following the change of domicile, the Company incorporated a new wholly owned subsidiary in the State of Utah under the name of Wasatch Candy Company, Inc., d.b.a. Vallerie's Country Candy, into which the Company transferred certain cash and assets and through which the Company will operate its candy business.

Initial Public Offering

On October 1, 1998, the Company commenced an initial public offering of its common stock pursuant to an exemption from registration under the Securities Act of 1933 (the "Securities Act") provided by Rule 504 of Regulation D promulgated thereunder. The offering was for 50,000 shares of common stock at the offering price of $1.00 per share. The Company sold a total of 50,000 shares to 31 investors for gross proceeds of $50,000 and filed a final Form D with the SEC in December 1998. The 50,000 shares now represent 250,000 shares, post-split.

Registration Statement

In December 2005, the Company filed a registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. Being a reporting company under the Securities Exchange Act of 1934, as amended ("Exchange Act"), enables the Company have its common stock traded in the public over-the-counter market. Also, being a reporting company will make information concerning the Company more accessible to its stockholders, prospective stockholders and the public trading market.

The Company's principal executive offices are located at 4596 Russell Street, Salt Lake City, Utah 84117 and its telephone number is (801) 230-1807.

Business Activities

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

Products

All of the Company's candies have been developed by recipes contributed to the Company by its co-founder and Secretary, Vallerie Moulton. Ms. Moulton continues to oversee the production of the Company's various candy products. Presently, the Company offers its fudge candy in the following varieties: Plain, Walnut, Almond, Rocky Road, Caramel Swirl and Virginia Cream. The Company also offers its brittle candy in the following varieties: Peanut, Pecan and Cashew. Although the Company does not have any immediate definitive plans, it will continue to explore the possibilities of producing other varieties of its existing products or developing new candy products.

Distribution

Historically, the Company sold its products by way of rented booths at various special functions, fairs and other events, concentrating its sales during the Thanksgiving and Christmas seasons. Most of the Company's sales have been made in face-to-face transactions at one of its retail booths. However, management now intends to concentrate more on marketing its products through mail order and the Internet. Although the Company will continue to use direct, in-person sales, direct advertising and promotional flyers, it will emphasize sales over the Internet. To this end, the Company is developing a website that is expected to be operational in the first or second quarter of 2007. The Company's internet address is www.greatestfudgeonearth.com.

The Company believes that its Internet website will enhance and broaden the marketing of its products and increase the Company's visibility in the marketplace. Although the Company intends to continue using limited direct sale outlets, management believes that marketing its products on the Internet is more cost effective that direct sales. By focusing on Internet sales, the Company will save the cost of operating a store front business including rent and utility expenses and fixed costs associated with acquiring and maintaining fixtures. The Company intends to continue to use rented booths and kiosks at special events, however these fixtures can be rented for brief periods without ongoing fixed expenses.

Future sales via the Internet would most likely mean shipping the Company's products outside its local marketing area, which would entail special handling. The Company intends to heat shrink wrap its candy products in air tight packages prior to shipping in order to protect the products from warm weather and extended delivery periods. Management believes that this packaging will keep the products from melting for an extended time and assure delivery of a fresh product without using more extreme and costlier methods such as "cold packing." The Company adds the cost of shipping to the total price customers pay for products. By avoiding costly special handling when shipping its products, the Company will be able to charge its customers less for its candy that will enable the Company to be more competitive with other candy sellers.

The Company's fudge and other candies are generally sold in pre-packaged 1/2 pound plastic containers or wrapped in air tight packages. In addition, the Company makes its fudge available in slices that are cut in the size or weight that the customer orders. The Company sells its fudge at a price of $13.00 per pound and its brittle candy for $14.00 per pound, which price includes sales tax for mail orders. The Company adds a flat $7.70 shipping and handling fee to each order. Management believes that the Company's candy is priced competitively compared to other candy makers that charge between $8.50 to $23.00 per pound for their products. Also, unlike some competitors, the Company does not anticipate adjusting its prices during holidays.

The Company intends to expand its marketing and distribution of its candies as necessary funds are available and business warrants such expansion. However, as of the date hereof management has not yet developed a definitive marketing plan. The Company's current primary focus is to develop its Internet website to increase awareness and marketability of its products. Management also anticipates that during the first half of 2007, it will begin to use direct mailings and will also contact individual retailers that might be interested in carrying the Company's candy line, and wholesalers that might be interested in distributing the Company's products to their retailers.

New Products

The Company presently has no new products in development.

Competition

The candy and snack food industry is highly competitive, and is dominated by large national and international concerns such as Nabisco, Hershey Foods and Nestle. There will be literally hundreds of competitors existing in the Company's market at any given time. Due to this large and very fragmented market, in addition to the Company's status as a development stage company, management expects that the Company's competitive position in its industry will be extremely small. Even if the Company is successful in its business plans, this will remain the case. There can be no assurance that the Company will be able to compete successfully in its industry.

Sources and Raw Materials and Supplies

The raw materials used in the Company's products are very widely available from distributors and at the retail level. These materials include butter, sugar, walnuts and other nuts, marshmallows, spices and other condiments. The Company believes that it can readily purchase adequate supplies from local distributors or from large retail outlets such as Costco and Sam's Club. Management does not expect a scarcity of any ingredients to be a concern. Dependence on One or More Customers

In the past, the Company received approximately 60% of its yearly revenues from the now discontinued Dickens Festival. However, in the future the Company intends to concentrate on Internet marketing once its website is fully developed and operational. The Company will also continue to explore marketing possibilities through retail businesses, specialty boutiques, special events and festivals. Presently, the Company does not have a firm arrangement with any retail business or special event or festival. Because most of the Company's projected sales are expected to come from Internet orders and a variety of public retail outlets, management does not believe that the Company will be dependent on one or a small number of customers. There can be no assurance that the Company will be able to achieve or maintain a customer base that is diverse and large enough to avoid being dependent on a sole customer.

Patents

The Company does not presently have any patents, trademarks, licenses, franchises, concessions or royalty agreements and there are no plans to secure any such arrangements in the foreseeable future.

Governmental Regulations

The Company's operations and production of its candy are subject to U.S. Department of Agriculture ("USDA") regulations requiring labeling of ingredients on its candy containers. Management believes that it is in compliance with this regulation. The Company's manufacturing facilities are also subject to periodic USDA inspections for cleanliness and its scales, which are used for weighing quantities of product at retail, are subject to periodic testing by the Division of Weights and Measures of the Utah Department of Agriculture. With the exception of periodic inspections by the USDA for cleanliness of its kitchen, management believes that the Company does not have to comply with any specific environmental laws.

Research and Development

The Company does not conduct any research and development in connection with its business operations.

Employees

Currently, the Company has no full-time employees, but does use four part-time employees, three of which are also directors. The Company is currently paying its part-time employees at the rate of $10.00 per hour. Vallerie Moulton, the Company's secretary, devotes approximately 60 hours per month to the production of the Company's products. However, she may work more hours in the future as business demand for products increase and the Company has adequate funds to expand its operations and production of product. Steven Moulton, the Company's Vice President, devotes approximately 60 hours per month to the Company's business.

The Company does not have any employment contracts with its employees and none of the employees are members of any union, nor have they entered into any collective bargaining agreements. If the Company's operations reach a level that justifies expansion and if adequate funds are available, management will consider adding additional employees during the next year in order to accommodate the growth. The addition of any new employees will be contingent upon increased business warranting such additions and the availability of funds to pay for these new employees.

Facilities

The Company currently uses the personal residence of its President and Secretary as its principal executive offices. These facilities that are owned by the President and Secretary are provided to the Company at no charge. The Company also maintains a mail delivery location that is rented on a monthly basis and at which it receives correspondences and product orders. The address of this location is 4760 Highland Drive, #353, Salt Lake City Utah 84117. In the past the Company has leased various commercial kitchen locations for the production of its candies. Presently, management is attempting to locate a new commercial kitchen in Salt Lake City, Utah, in which to produce its candies in larger quantities. The Company intends to rent a facility that is fully equipped and will not require new or additional equipment. The Company's kitchen and production facilities are subject to periodic inspection by the United States Department of Agriculture for cleanliness

Industry Segments

No information is presented regarding industry segments. The Company is presently engaged in the production and marketing of candy products and has no current plans to participate in another business or industry. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-KSB for a report of the Company's operating history for the past two fiscal years.

Risk Factors Related to the Company's Business

The Company is subject to certain substantial risks inherent in its business and set forth or referred to herein. Prospective investors in the Company's securities should carefully consider, among other potential risks, the following risk factors as well as all other information set forth or referred to herein before considering an investment in the Company's common stock. An investment in the Company's shares involves a high degree of risk. If any of the following events or outcomes actually occurs, business operating results and financial condition would likely suffer. As a result, if a trading market for the Company's shares develops, the trading price of its common stock could decline and you may lose all or part of the money you paid to purchase your shares.

The Company has a limited operating history and has not recorded operating profits since its inception. Continuing losses may exhaust capital resources and force the Company to discontinue operations.

Although the Company was incorporated in 1990, it has a limited and sporadic operating history and has incurred net losses since inception. The potential to generate profits from the Company's candy business depends on many factors, including the following:

•	the ability to secure adequate funding to locate adequate kitchen and manufacturing facilities and to fund ongoing production of product;

•	the size and timing of future customer orders, product delivery and customer acceptance, if required;

•	the costs of maintaining and expanding operations; and

•	the ability to attract and retain a qualified work force.

There can be no assurance that the Company will be able to achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

The Company has limited assets and has not recorded revenues or an operating profit for several years; continuing losses may exhaust capital resources and force the Company to discontinue operations.

The Company currently has only limited cash assets and has not realized any significant revenues or an operating profit for several years. From its inception in January 1990 through December 31, 2006, the Company has incurred cumulative losses of approximately $86,979. There can be no assurance that the Company will produce any material revenues or achieve profitability in the immediate future or at any time for the Company or its stockholders or that any such business will operate on a profitable basis.

The Company's auditors have expressed a going concern opinion

The Company's independent auditors discuss in their report dated February 7, 2007 included with the December 31, 2006 financial statements, the Company's ability to continue as a going concern. Their report states that "the Company has limited revenues and has sustained recent losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern." Note 2 to the financial statements further states that "the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations." Please see Note 2 to the financial statements included herewith.

In order to continue business, the Company may have to secure additional capital. Additional required capital may not be available at attractive terms which would have a material negative effect on the company's business and operating results.

In the event the Company needs additional funds in order to continue or increase its current business operations, it may not be able to secure such funding. In the past the Company's has been dependent on the infusion of capital from directors and stockholders in order to continue its business. Currently, management estimates recurring annual total expenses to be approximately $15,000. Management further expects that general, administrative and other operating expenses will increase substantially as the Company accelerates efforts to expand its business and to satisfy increased reporting and stockholder communications obligations under the securities laws.

There can be no assurance that the Company will be able to obtain necessary funds required to continue operations, or that such funds will be available on favorable terms favorable, or at all. If the Company borrow funds it will have to pay interest and may also have to agree to restrictions that limit operating flexibility. In addition, the Company's cash requirements may vary materially from those now anticipated by management. These changes may be due to the results of business expansion, potential changes in capital and debt markets, terms on which financing can be obtained, competitive factors and other factors. If adequate funds are not available, the Company may be required to curtail operations which would have a negative effect on the Company's financial condition.

The Company may not be able to expand the market for its products, which could cause its business to fail.

It is management's intention to expand the products the Company offers and the area in which it markets products, but only as ongoing business conditions warrant and, if necessary, funds are available. The Company presently operates in a limited area in and around Salt Lake City, Utah. In order to expand the area in which the Company operates, it must expand its facilities, purchase additional equipment and retain additional personnel. Also, there can be no assurance that if the Company's does expand into new areas, that such expansion will be successful or that the business generated form the addition of markets will warrant the expenses necessary to facilitate the expansion. If the Company is unable to successfully expand its marketing area and products offered, its business may not be able to grow, or it may possibly decrease which will have a negative impact on future operations.

The industry in which the Company operates is highly competitive and could affect results of operations, which would make profitability even more difficult to achieve and sustain.

The candy and related products industry is highly competitive and is marked by easy entry and many competitors and potential competitors. In addition to several local competitors some of the national competitors include Nabisco, Hershey Foods and Nestle. Most existing and potential competitors have greater financial resources, larger market share and larger production capability, which may enable them to establish a stronger competitive position than the Company has, in part through greater marketing opportunities. If the Company fails to compete effectively with these businesses or to address competitive developments quickly and effectively, it will not be able to grow its business or remain a viable entity.

The Company's business could be adversely affected by any adverse economic developments in the candy and snack food industry and/or the economy in general.

The Company depends on the perceived ongoing demand for its candy products, which is subject to trends in discretionary spending by the consumer. Therefore, future business is susceptible to downturns in the candy industry and the economy in general. Any significant downturn in the market or in general economic conditions would likely hurt the Company's business.

Management Will Devote Only Minimal Time to the Company.

Presently, the Company's three directors have other full time obligations and will devote only such time to the Company as necessary. It is anticipated that the Company's Secretary and originator of the recipes for its products, Vallerie Moulton, spends approximately 60 hour per month to the business of the Company. Steven Moulton spends approximately 60 hours per month dealing with the administrative details of the Company's business and the balance of his time to conducting his own investment and consulting activities. Director Ronald Moulton will devote only such time to the Company as may be required as a member of the Board of Directors. Thus, because of their other time commitments, management anticipates that they will devote only a minimal amount of time to the Company, at least until such time as business warrants devoting more time.

Effective voting control of the Company is held by its three directors.

The Company's three directors own in the aggregate approximately 64% of the outstanding voting securities of the Company. No other person owns as much as of 10% of the outstanding shares. Accordingly, the current directors will have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

Currently there is only a limited trading market for Company’s common stock

In June 2006, the Company’s shares were accepted for listing on the OTC Bulletin Board under the symbol “RMFD” although currently there is not an active trading market for the shares and there can be no assurance that any such market will ever develop or be maintained. Any trading market for the common stock that may develop in the future will most likely be very volatile, and numerous factors beyond the control of the Company may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. In the event that the Company loses this status as a "reporting issuer," any future quotation of its common stock on the OTC Bulletin Board may be jeopardized.

The so called "penny stock rule" could make it cumbersome for brokers and dealers to trade in the Company's common stock, making the market less liquid which could have a negative effect on the price of the shares .

In the event the Company's shares are ultimately quoted on the OTC Bulletin Board, it is most likely that trading of the Company's common stock will be subject to certain provisions of the Exchange Act, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If the Company's stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

•	make a special suitability determination for purchasers of the shares;

•	receive the purchaser's written consent to the transaction prior to the purchase; and

•	deliver to a prospective purchaser of the Company's shares prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of the Company's shares.

The Company has never paid a dividend and does not intend to do so in the immediate future.

The Company has never paid cash dividends and has no plans to do so in the foreseeable future. Any future dividend policy will be determined by the Company's Board of Directors and will depend upon a number of factors, including the Company's financial condition and performance, cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and/or credit arrangements may impose.

ITEM 2. Description of Property.

The Company does not presently own any property.

ITEM 3. Legal Proceedings

There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4. Submission of Matters to a Vote of Security Holders.

 No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

The Company’s shares are included on the OTC Bulletin Board under the symbol “RMFD” although currently there is not an active trading market for the shares and there can be no assurance that any such market will ever develop or be maintained. Accordingly, no historical trading information is being included in this report.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, the Company's shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of stockholders to sell their shares.

As of January 31, 2007, there were 58 holders of record of the Company's common stock, which does not account for stockholders whose shares may be held in a brokerage account or in other nominee name. Because there has been no established public trading market for the Company's securities, no trading history is presented herein.

The Company has not filed a registration statement under the Securities Act and all of its outstanding shares of common stock were issued pursuant to exemptions under that Act. In December 1990, the Company issued 6 million shares (post-split) of common stock to its officers and other individuals for cash. These share were deemed to be "restricted" securities as defined by the Securities Act. In December 1998, the Company completed an offering of 50,000 shares (250,000 shares post-split) of common stock to a total of 31 investors for gross proceeds of $50,000. The offering was made pursuant to an exemption from registration under the Securities Act provided by Regulation D, Rule 504 of the Securities Act. Sales were made pursuant to a Confidential Offering Memorandum and a Form D was filed with the SEC in December 1998 reporting the completion of the offering.

As provided by Rule 502(d) of Regulation D, securities acquired in transactions that satisfy the requirements set forth in Rule 504 are not subject to the resale limitations set forth in Rule 502(d). Accordingly, the 250,000 shares issued pursuant to the Regulation D offering in 1998 are deemed not to be "restricted" securities, unless held by an affiliate or control person of the Company. The balance of 6 million were initially considered restricted, unless sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an appropriate exemption from registration. Presently, 4.8 million shares out of these 6 million shares remain as restricted securities. A total of 4 million of these restricted shares are held by affiliates or controlling stockholder of the Company and 800,000 restricted shares are held by nonaffiliates. Accordingly, the balance of 1.45 million shares are considered freely tradeable and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling stockholder of the Company. Because all of the outstanding restricted shares have been issued and outstanding for more than two years, Rule 144 of the Securities Act is available to the holders of these shares.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. In order for a stockholder to rely on Rule 144, the Company must have available adequate current public information with respect to itself. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the various resale limitations under Rule 144(k).

Under Rule 144(k), the requirements of paragraphs (c), (e), (f), and (h) of Rule 144 do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least two years prior to their sale. For purposes of this report only, a controlling stockholder is considered to be a person owning ten percent (10%) or more of the Company's total outstanding shares, or is otherwise an affiliate of the Company. No individual person owning a portion of the 1.45 million shares considered to be not restricted owns more than ten percent (10%) of the Company's total outstanding shares.

All of the 4 million shares considered restricted securities and presently held by the three directors of the Company, are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule 144. Accordingly, assuming the conditions of Rule 144 are otherwise met, each of these individuals could sell up to 62,500 shares per three month period.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the financial statements and notes thereto appearing as Part F/S of this Form 10-SB.

The Company is considered a development stage company with minimal cash assets and with only limited operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing of its requisite reports with the SEC, have been paid for by advances from a stockholder of the Company. It is anticipated that the Company will require approximately $15,000 over the next 12 months to fund the Company's operations and to maintain the corporate viability of the Company. Management believes that necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to generate sufficient revenues from sales of its candy products, or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

Results of Operations

The Company had $3,447 in revenues for the year ended December 31, 2005 and reported $10,219 revenues for the year ended December 31, 2006, the result of candy sales during the fourth quarter of 2006. The Company realized a net loss of $23,234 during the year ended December 31, 2006, compared to a loss of $19,545 during the 2005 fiscal year. These results reflect the Company's increasing activity prior in 2006. The loss for 2005 is attributed primarily to legal and accounting expenses associated with the filing of the Company's registration statement with the SEC.

Liquidity and Capital Resources

The majority of the expenses incurred during 2006 were paid by a stockholder. Because the Company currently has only nominal revenues and limited cash reserves, it expects to continue to rely on the stockholder to pay its expenses until such time it realizes adequate revenues from the production and sales of its candy products. There is no assurance that the Company will be able to generate adequate revenues in the immediate future to satisfy its cash needs.

In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the Company.

Plan of Operation

During the next 12 months, the Company will actively pursue a new production facilities for its candy manufacturing business to enable it to market and sell its products. Because the Company lacks immediate necessary funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as it can attain a meaningful level of production. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as business warrants the payment of such.

The Company's immediate plans call for locating and making operational a new commercial kitchen facility in which to produce its products. The Company intends to rent a facility that has adequate space and equipment to handle its anticipated production needs, without having to incur significant expense. It is anticipated that the facility will be able to accommodate the packaging of products.

The Company intends to focus its marketing efforts to the Internet and other advertising that will enhance mail orders. The Company intends to continue selling its products at local retail in booths located at special events, fairs and festivals, however, management believes the most potential for the Company's business will by the Internet.

As of December 31, 2006, the Company had $38,021 in cash. After paying certain costs and expenses related to restarting production and the associated professional fees, including the cost of preparing and filing its registration statement, management estimates that it will have sufficient funds to operate for the next six to twelve months. If business revenues do not provide enough funds to continue operations, it may be necessary for the Company to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to the Company, or at all.

Management anticipates that its new kitchen facilities will be rented with equipment adequate to handle the Company's anticipated candy production. Therefore, it is not expected that the Company will have to make any significant capital expenditures for new equipment or other assets. If additional equipment does become necessary, the Company believes that it will have adequate cash on hand to acquire the equipment.

Currently, the Company uses four part-time employees, three of whom are directors. Management believes that these employees will be adequate for the foreseeable future, or until the Company's production reaches a level to justify additional employees. Further, the Company believes that in the event increased business necessitates additional employees, then the Company will be able to pay the added expenses of these employees from increased revenues.

Our plan of operations for the next twelve months will focus on completing development of our Internet website and building a customer base for our products. This 12 month plan of operations includes our goals of

•	increasing revenues from sales of our candy products;

•	expanding the Company's marketing area to include communities outside the Salt Lake City metropolitan area;

•	expanding the Internet business to be able to attract new customers, regardless of location, which will create an expanded mail order business;

•	hiring additional employees and/or independent contractors if the Company is successful in expanding its business and adequate funds are available; and

•	attaining profitability.

To achieve these goals during the next twelve months, the Company intends to exploit its new website to the extent possible and create new business by advertising, as funds permit. Management believes that these plans can be successfully implemented.

Net Operating Loss

The Company has accumulated approximately $52,700 of net operating loss carryforwards as of December 31, 2006. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2006 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than the first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of the second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. Management will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, management has not determined the impact on results of operations or financial position.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The Company adopted this standard for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The Company adopted this standard for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations or financial position.

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. Management will adopt this new standard effective for the fourth fiscal quarter of 2005, and has not yet determined what impact this standard will have on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

Forward Looking and Cautionary Statements

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Company caution readers that a variety of factors could cause its actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include:

•	the ability to maintain current business and, if feasible, expand the marketing of products;

•	the ability to attract and retain new individual and retail customers;

•	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties involved in the rate of growth of business and acceptance of the Company's products and;

•	anticipated size or trends of the market segments in which the Company competes and the anticipated competition in those markets;

•	future capital requirements and the Company's ability to satisfy its needs;

•	general economic conditions.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the risk factors section and elsewhere in this report identify important risks and uncertainties affecting the Company's future, which could cause actual results to differ materially from the forward-looking statements made herein.

ITEM 7. Financial Statements.

Our financial statements as of and for the fiscal years ended December 31, 2006 and 2005 have been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 This Item is not Applicable.

 ITEM 8A. Controls and Procedures.

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of December 31, 2006, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

 ITEM 8B. Other Information.

This Item is not Applicable.

PART III

ITEM 9. Directors, Executive Officers, Promoters Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The executive officers and directors of the Company are as follows:

Name	Age	Position
Ron Moulton	71	President, Chief Executive Officer and Director

Steven D. Moulton	44	Vice President, Treasurer and Director

Vallerie Moulton	67	Secretary and Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the Board. However, the directors may defer their expenses and/or take payment in shares of the Company's common stock. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board. The Company does not have any standing committees.

No director, officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

All of the Company's present directors have other employment or sources of income and will routinely devote only such time to the Company necessary to maintain its viability. It is estimated that each director will devote approximately 20 to 60 hours per month to the Company's corporate activities.

Currently, there is no arrangement, agreement or understanding between the Company's management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of the Company's affairs. Present management openly accepts and appreciates any input or suggestions from the Company's stockholders. However, the Board of Directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the Board. There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the current offers or directors of the Company are acting on behalf of, or will act at the direction of any other person.

The business experience of each of the persons listed above during the past five years is as follows:

Ronald Moulton has been President and director of the Company since January 1990. Mr. Moulton, graduated from Olympus High School in Salt Lake City, Utah and attended Utah Technical College from 1959 to 1961 where he completed a course in Drafting Design & Technology. From 1968 to July 1997, Mr. Moulton was employed as an engineering department supervisor at Templeton Linke & Associates in Salt Lake City, Utah. He also worked as an Engineering Technician at the Kearns Improvement District from July 1997 to May 1998, and has been a consultant to the firm since that time..

Vallerie Moulton has been Secretary and director of the Company since January 1990. Ms. Moulton graduated from Granite High School and Ex-Cel-Cis Beauty College in Salt Lake City, Utah. She has also been employed at the Hotel Utah in Salt Lake City, Utah, and was an officer of Dynamic Video in Salt Lake City during the early 1980's. Other than her role as a director and executive officer of the Company, Ms. Moulton has since been a homemaker. Steven D. Moulton became a director and Vice President of the Company in January 1990. From August 1999 to March 2004, he served as Secretary/Treasurer and a director of Draco, Inc. and from September 2000 to the present, he has been Secretary/Treasurer of Jump' Jax, Inc., a subsidiary of Draco that was spun out to stockholders in December 2004 and is engaged in the childhood entertainment business of leasing inflatable balloon bounce houses in Southern Utah. Mr. Moulton graduated from Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." From 1987 until 1991 he was President and director of Icon Systems, Inc. and served as Secretary/Treasurer of the same company until his resignation on December 24, 1998. From 1995 to July 1996, he served as director and Vice President of Wasatch International Corporation, formerly Java, Inc. From February 1996 until November, 1999 he served as the President and director of InsiderStreet.com, formerly Sierra Holding Group, Inc. Also since 1998, Mr. Moulton has managed his personal real estate properties through Excel Properties, LLC.

Ronald Moulton and Vallerie Moulton are married and the parents of Steven Moulton.

ITEM 10. Executive Compensation.

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers or directors for their service on the Board of Directors for the years ended December 31, 2006 and 2005. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As of the date hereof, no person has accrued any compensation.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2006, with respect to each person known by the Company to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Ronald Moulton *	1,000,000	16.0%
4706 South Highland Drive, #353 Salt Lake City, UT 84117

Vallerie Moulton *	2,000,000	32.0%
4706 South Highland Drive, #353 Salt Lake City, UT 84117

Steven Moulton	1,000,000	16.0%
4706 South Highland Drive, #353 Salt Lake City, UT 84117

Diane Moulton	500,000	8.0%
1083 East Luetta Drive # A Salt Lake City, UT 84124

Traci Baird	500,000	8.0%
1865 Sycamore Lane Salt Lake City, UT 84117

All directors and officers	4,000,000	64.0%
a group (3 persons)

* Director and/or executive officer

Note:	Unless otherwise indicated, the Company has been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 6,250,000 shares of common stock outstanding on December 31, 2006.

ITEM 12. Certain Relationships and Related Transactions and Director Independence.

There have been no material transactions during the past two fiscal years between the Company and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate families.

None of the Company’s directors are deemed to be independent directors. The Company does not have a compensation, audit or nominating committee, rather those functions are carried out by the Board as a whole.

Item 13. Exhibits

Exhibit No.	Exhibit Name

2.1*	Agreement and Plan of Merger (change of domicile)

3.1*	Articles of Incorporation (Nevada)

3.2*	By-Laws of Registrant

4.1*	Instrument defining rights of holders (See Exhibit No. 3.1, Articles of Incorporation)

21.1*	Subsidiaries

31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

* Filed previously in the Form 10-SB filed December 19, 2005.

See Item I above.

ITEM 14. Principal Accountants Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

 Audit Fees

The aggregate fees billed by our independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the year ended December 31, 2006, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30 and September 30, 2006, were $2,600 for 2006.

 Audit Related Fees

 For the years ended December 31, 2006 and 2005, there were no fees billed for assurance and related services by Moore & Associate, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

 Tax Fees

 For the years ended December 31, 2006 and 2005, fees billed by Moore & Associates, Chartered for tax compliance, tax advice and tax planning were $0 and $0, respectively.

We do not use Moore & Associates, Chartered for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Moore & Associates, Chartered to provide compliance outsourcing services.

 The board of directors has considered the nature and amount of fees billed by Moore & Associates, Chartered and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Moore & Associates, Chartered's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 ROCKY MOUNTAIN FUDGE COMPANY, INC.

BY: /S/ Ronald Moulton
Ronald Moulton,
President and C.E.O.

Dated: February 12, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Ronald Moulton	President, C.E.O. and Director	February 16, 2007
Ronald Moulton

/S/ Steven D. Moulton	Vice President Treasurer and	February 16, 2007
Steven D. Moulton	Director Principal Financial Officer

/S/ VALLERIE MOULTON	Secretary and Director	February 16, 2007
Vallerie Moulton

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Rocky Mountain Fudge Company, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Rocky Mountain Fudge Company, Inc. (a development stage company)(“the Company”) as of December 31, 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Fudge Company, Inc. (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recent losses from operations, has minimal operating revenue, and a stockholders’ deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates, LLP
Las Vegas, NV
January 7, 2007

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

December 31,
2006
ASSETS
CURRENT ASSETS

Cash	$38,021

Total Current Assets	38,021

TOTAL ASSETS	$38,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-
Note payable - related party	25,800

Total Current Liabilities	25,800

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 6,250,000 shares issued and
outstanding, respectively	6,250
Additional paid-in capital	92,950
Accumulated deficit	(86,979)

Total Stockholders' Equity (Deficit)	12,221

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$38,021

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

			From Inception
			on January 4,
	For the Years Ended		1990 through
	December 31,		December 31,
	2006	2005	2006

REVENUES	$10,219	$3,447	$146,054

COST OF SALES	3,500	3,460	48,209

GROSS PROFIT (LOSS)	6,719	(13)	97,845

EXPENSES

General and Administrative	29,153	19,532	188,382

Total Expenses	29,153	19,532	188,382

OPERATING LOSS	(22,434)	(19,545)	(90,537)

OTHER INCOME (EXPENSES)

Interest income	-	-	4,437
Interest expense	(800)	-	(879)

Total Other Income (Expenses)	(800)	-	3,558

NET LOSS	$(23,234)	$(19,545)	$(86,979)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,250,000	6,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2004	6,250,000	6,250	37,950	(44,200)

Capital contributed by
shareholder	-	-	50,000	-

Net loss for the year ended
December 31, 2005	-	-	-	(19,545)

Balance, December 31, 2005	6,250,000	6,250	87,950	(63,745)

Services contributed by
shareholders	-	-	5,000	-

Net loss for the year ended
December 31, 2006	-	-	-	(23,234)

Balance, December 31, 2006	6,250,000	$6,250	$92,950	$(86,979)

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
			on January 4,
	For the years Ended		1990 through
	December 31,		December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(23,234)	$(19,545)	$(86,979)
Changes in operating assets and liabilities
Increase in accounts receivable	52	(52)	-
Increase in notes payable	800	-	800
Increase (decrease) in accounts payable	(1,845)	1,845	-

Net Cash Used by Operating Activities	(24,227)	(17,752)	(86,179)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	5,000	50,000	57,400
Cash received on note payable - related	25,000	-	25,000
Sale of common stock for cash	-	-	41,800

Net Cash Provided by
Financing Activities	30,000	50,000	124,200

NET DECREASE IN CASH	5,773	32,248	38,021

CASH AT BEGINNING OF PERIOD	32,248	-	-

CASH AT END OF PERIOD	$38,021	$32,248	$38,021

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Business and Organization

Rocky Mountain Fudge Company, Inc. (The Company) was organized on January 4, 1990, under the laws of the State of Utah to engage in the business of making and selling fudge candy (dba Vallerie's Country Candy, Inc.) Pursuant to Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," the Company is classified as a development stage company. On August 9, 1992, the Company changed its name to RV&S Enterprises, Inc. On July 28, 1998, the Company again changed its name to Rock Mountain Fudge Company, Inc. and commenced sales of candy products over the internet and through direct sales.

In order to relocate the domicile of the Company, the Company created a new wholly owned subsidiary in the State of Nevada under the name of Rocky Mountain Fudge Company, Inc. The Nevada corporation has the same capitalization as the Company; 50 million shares of common stock, par value $0.001 per share. The Company and the newly formed Nevada entity then executed an Agreement and Plan of Merger for the sole purpose of changing the Company's domicile to Nevada. As a result of the merger transaction, the Utah corporation was merged with and into the Nevada corporation, with the Nevada entity being the survivor. Each Company stockholder was entitled to exchange their shares of common stock in the Utah entity for the same number of shares in the Nevada entity, adjusted for the five for one forward stock split.

Following the change of domicile, the Company incorporated a new wholly-owned subsidiary in the State of Utah under the name of Wasatch Candy Company, Inc., d.b.a. Vallerie's Country Candy, into which the Company transferred certain cash and assets and through which the Company will operate its candy business.

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Revenue Recognition

Revenues from the sale of candy products are recognized upon delivery and acceptance by the customer.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Years Ended
	December 31,
	2006	2005 .

Loss (numerator)	$(23,234)	$(19,545)
Shares (denominator)	6,250,000	6,250,000

Per share amount	$(0.00)	$(0.00)

d. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

  Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
NOL carryover	$33,922	$24,861
Valuation allowance	(33,922)	(24,861)

Net deferred tax asset	$—	$—

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005

Book Income	$(9,061)	$(7,623)

Valuation allowance	9,061	7,623

At December 31, 2006, the Company had net operating loss carryforwards of approximately $72,700 that may be offset against future taxable income through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

f. Principles of Consolidation

The accompanying financial statements include the accounts of Rocky Mountain Fudge Company, Inc. and its wholly owned subsidiary, Wasatch Candy Company, Inc. All inter-company transactions have been eliminated in the consolidation.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting  principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The  Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to  continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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
December 31, 2006 and 2005

NOTE 2 - GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to  successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.