Form 10QSB
period 2007-03-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2007-05-14
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-51140

ROCKY MOUNTAIN FUDGE COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	16-1734022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 10, 2007
Common Stock, $.001 par value	11,250,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying Balance Sheets of Rocky Mountain Fudge Company, Inc. at March 31, 2007 and December 31, 2006, related Statements of Operations for the three months ended March 31, 2007 and 2006, and Statements of Cash Flows for the three and nine months ended March 31, 2007 and 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

FINANCIAL STATEMENTS

March 31, 2007 and December 31, 2006

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$27,468	$38,021

Total Current Assets	27,468	38,021

TOTAL ASSETS	$27,468	$38,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-
Note payable - related party	26,300	25,800

Total Current Liabilities	26,300	25,800

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 6,250,000 shares issued and
outstanding, respectively	6,250	6,250
Additional paid-in capital	93,950	92,950
Accumulated deficit	(99,032)	(86,979)

Total Stockholders' Equity (Deficit)	1,168	12,221

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$27,468	$38,021

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three Months Ended March 31,		From Inception on January 4, 1990 through March 31,
	2007	2006	2007
REVENUES	$-	$-	$146,054

COST OF SALES	-	-	48,209

GROSS PROFIT	-	-	97,845

EXPENSES

General and Administrative	11,553	15,943	199,935

Total Expenses	11,553	15,943	199,935

OPERATING LOSS	(11,553)	(15,943)	(102,090)

OTHER INCOME (EXPENSES)

Interest income	-	-	4,437
Interest expense	(500)	-	(1,379)

Total Other Income (Expense)	(500)	-	3,058

NET LOSS	$(12,053)	$(15,943)	$(99,032)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	6,250,000	6,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,		From Inception on January 4, 1990 through March 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,053)	$(15,943)	$(99,032)

Adjustments to reconcile net loss to
net cash used by operating activities:
Services contributed by officers	1,000	-	1,000
Changes in operating assets and liabilities:
Increase in accounts receivable	-	52	-
Increase in notes payable	500		1,300
Increase (decrease) in accounts payable	-	(945)	-

Net Cash Used by Operating Activities	(10,553)	(16,836)	(96,732)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	-	-	57,400
Cash received on note receivable - related			25,000
Sale of common stock for cash	-	-	41,800

Net Cash Provided by
Financing Activities	-	-	124,200

NET DECREASE IN CASH	(10,553)	(16,836)	27,468

CASH AT BEGINNING OF PERIOD	38,021	32,248	-

CASH AT END OF PERIOD	$27,468	$15,412	$27,468

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2007 and December 31, 2006

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -  SUBSEQUENT EVENT

On April 16, 2007 the Company issued 5,000,000 shares of common stock to an officer  of the Company, as consideration for services rendered and to satisfy a note payable to  the officer.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Going Concern

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

Plan of Operation

During the next 12 months, we intend to develop new kitchen and production facilities for our candy manufacturing business. If our current available funds are not sufficient to complete the facilities as desired, it may be necessary for our directors to advance funds to us or to seek outside financing. We intend to rent a facility that has adequate space and equipment to handle anticipated production needs, without having to incur significant expense and capital expenditures. It is anticipated that the facility will be able to accommodate the packaging of products.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as business warrants the payment of such.

Management intends to focus marketing efforts to the Internet and other advertising that will enhance mail orders. We will continue selling our products at local retail outlets and in booths located at special events, fairs and festivals. However, management believes the most potential for our business will be the Internet.

As of March 31, 2007, we had $27,468 in cash. Management estimates that it will have sufficient funds to operate for the next six to twelve months. If revenues do not provide sufficient funds to continue operations, it may be necessary for us to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

Management anticipates that new facilities will be rented with equipment adequate to handle anticipated candy production. Therefore, it is not expected that we will have to make any significant capital expenditures for new equipment or other assets. If additional equipment does become necessary, we believe that we will have adequate cash on hand to acquire the equipment.

In April 2007, two directors resigned from the Board of Directors and entered into consulting contracts with the company. Under these agreements, the former directors will continue to provide services related to the production and marketing of products, but on a consulting basis rather than as directors. Management believes that this arrangement will be adequate for the foreseeable future, or until production reaches a level to justify additional employees. Further, we believe that if increased business necessitates additional employees, then we will be able to pay the added expenses of these employees from increased revenues.

Our plan of operations for the next 12 months will focus on completing development of our Internet website and building a customer base for our products. This 12-month plan of operations includes the goals of

•	establishing new production facilities;

•	increasing revenues from sales of candy products;

•	expanding our marketing area to include communities outside the Salt Lake City metropolitan area;

•	expanding the Internet business to be able to attract new customers, regardless of location, which will create an expanded mail order business;

•	hiring additional employees and/or independent contractors if we are successful in expanding our business and adequate funds are available; and

•	attaining profitability.

To achieve these goals during the next 12 months, we intend to exploit our new website to the extent possible and create new business by advertising, as funds permit. Management believes that these plans can be successfully implemented.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues for the three-month period ended March 31, 2007 were $-0-, representing no change from the corresponding period ended March 31, 2006.

Total operating expenses for the first quarter of 2007 were $11,553, compared to $15,943 for the comparable period of 2006. The decrease in 2007 was due primarily to the increased expenses incurred in the 2006 period for legal and accounting fees relating to our December 31, 2005 audit and SEC filings, which were incurred in early 2006. This is also the reason for the smaller loss of $12,053 for the three month period ended March 31, 2007 compared to a loss of $15,943 during the comparable 2006 period.

Liquidity and Capital Resources

At March 31, 2007, we had cash on hand of $27,468 compared to $38,021 as of December 31, 2006. The decrease in cash is attributed primarily to our lack of revenues during the period, and our utilization of cash in satisfying our operating expenses.

We estimate our cash requirements for the next twelve months to be approximately $25,000. If current cash on hand is not sufficient to satisfy our cash requirements and, if we are unable to develop and implement a profitable business plan, we will be required to seek additional avenues to obtain the necessary funds. We have no agreements with anyone to provide future capital for the Company. If our directors are unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. If we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

At March 31, 2007, we had total assets of $27,468 and stockholders' equity of $1,168, compared to total assets of $38,021 and a total stockholders' equity of $12,221 at December 31, 2006.

Net Operating Loss

We have accumulated approximately $25,000 of net operating loss carryforwards through December 31, 2006, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2026. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2006 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Forward Looking and Cautionary Statements

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include:

•	the ability to maintain current business and, if feasible, expand the marketing of products;

•	the ability to attract and retain new individual and retail customers;

•	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties involved in the rate of growth of business and acceptance of our products;

•	anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

•	future capital requirements and our ability to satisfy our needs; and

•	general economic conditions.

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

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of March 31, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 2. Unregistered Sales or Equity Securities and Use of Proceeds

On April 16, 2007, the Board of Directors authorized the issuance of 5,000,000 shares of our authorized, but previously unissued common stock, to Steven D. Moulton, a director, Vice President and Treasurer. The shares were issued in consideration for services provided to our company, for payments made on behalf of the company and for $25,000 in cash advanced to the company. The shares were certificated and issued to Mr. Moulton on April 19, 2007. The shares were issued in a private transaction that is exempt from registration under the Securities Act of 1933 pursuant to exemption provided by Section 4(2) of that Act.

Item 3. Defaults Upon Senior Securities

This Item is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

This item is not applicable.

Item 5. Other Information

On April 16, 2007, the Board of Directors accepted the resignations of Ronald Moulton as President, CEO and a director, and Vallerie Moulton as Secretary and a director. The resignations were effective immediately. The remaining director, Steven D. Moulton will continue to serve as Vice President and is empowered to examine prospective new directors to fill the vacancies and to appoint new directors at his discretion.

Also on April 16, 2007, following the resignations of Ronald Moulton and Vallerie Moulton, we entered into Consulting Agreements with each person. Under the agreements, both persons will continue to work as independent contractors pursuant to the terms of their respective agreements.

Ronald Moulton’s agreement is for a term of three years and will be automatically renewed for an additional three years, unless otherwise terminated by Mr. Moulton or the company by giving 15 days written notice prior to the renewal date. Mr. Moulton will provide consulting services related to production and marketing and will act as an advisor to management. Mr. Moulton will be compensated at the rate of $20.00 per hour for his services and be reimbursed for expenses related to his services.

Vallerie Moulton’s agreement is for a term of three years and will be automatically renewed for an additional three years, unless otherwise terminated by Mrs. Moulton or the company by giving 15 days written notice prior to the renewal date. Mrs. Moulton will oversee production of products and consult with management in connection with marketing and strategic planning. Mrs. Moulton will be compensated at the rate of $20.00 per hour for her services and be reimbursed for expenses related to her services.

The above information was included in a Form 8-K report filed with the SEC on April 20, 2007.

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

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: May 11, 2007	By:	/S/ Steven D. Moulton
Steven D. Moulton, Vice President and Director Principal Accounting Officer