Form 10QSB
period 2007-06-30
ROCKY MOUNTAIN FUDGE CO IN
filed 2007-08-09
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 1, 2007
Common Stock, $.001 par value	11,250,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying Balance Sheets of Rocky Mountain Fudge Company, Inc. at June 30, 2007 and December 31, 2006, related Statements of Operations for the three and six months ended June 30, 2007 and 2006, and Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

FINANCIAL STATEMENTS

June 30, 2007 and December 31, 2006

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$17,866	$38,021

Total Current Assets	17,866	38,021

TOTAL ASSETS	$17,866	$38,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable	$-	$-
Note payable - related party	-	25,800

Total Current Liabilities	-	25,800

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 6,250,000 shares issued and
outstanding, respectively	11,250	6,250
Additional paid-in capital	117,250	92,950
Accumulated deficit	(110,634)	(86,979)

Total Stockholders' Equity (Deficit)	17,866	12,221

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$17,866	$38,021

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

					From Inception
	For the Three		For the Six		on January 4,
	Months Ended		Months Ended		1990 through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$146,054

COST OF SALES	-	-	-	-	48,209

GROSS PROFIT	-	-	-	-	97,845

EXPENSES

General and Administrative	11,602	4,983	23,155	20,595	211,537

Total Expenses	11,602	4,983	23,155	20,595	211,537

OPERATING LOSS	(11,602)	(4,983)	(23,155)	(20,595)	(113,692)

OTHER INCOME (EXPENSES)

Interest income		-	-	-	4,437
Interest expense	-	-	(500)	-	(1,379)

Total Other Income
(Expenses)	-	-	(500)	-	3,058

NET LOSS	$(11,602)	$(4,983)	$(23,655)	$(20,595)	$(110,634)

BASIC LOSS
PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	10,416,750	6,250,000	8,333,330	6,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
	For the Six		on January 4,
	Months Ended		1990 through
	March 31,		June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(23,655)	$(20,595)	$(110,634)
Adjustments to reconcile net loss to
net cash used by operating activities:
Services contributed by officers and
shareholders	2,000	-	2,000
Changes in operating assets and liabilities
Increase in note payable - related party	1,500	-	2,300
Increase (decrease) in accounts payable	-	(520)	-

Net Cash Used by Operating Activities	(20,155)	(21,115)	(106,334)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	-	-	57,400
Cash received on note receivable - related	-	-	25,000
Sale of common stock for cash	-	-	41,800

Net Cash Provided by
Financing Activities	-	-	124,200

NET DECREASE IN CASH	(20,155)	(21,115)	17,866

CASH AT BEGINNING OF PERIOD	38,021	32,248	-

CASH AT END OF PERIOD	$17,866	$11,133	$17,866

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and December 31, 2006

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -  SIGNIFICANT EVENT

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

As of June 30, 2007, we had $17,866 in cash. Management estimates that it will have sufficient funds to operate for the next six to twelve months. If revenues do not provide sufficient funds to continue operations, it may be necessary for us to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

Management anticipates that new facilities will be rented with equipment adequate to handle anticipated candy production. Therefore, it is not expected that we will have to make any significant capital expenditures for new equipment or other assets. If additional equipment does become necessary, we believe that we will have adequate cash on hand to acquire the equipment.

In April 2007, two directors resigned from the Board of Directors and entered into consulting contracts with the company. Under these agreements, the former directors will continue to provide services to related to the production and marketing of products, but on a consulting basis rather than as directors. Management believes that this arrangement will be adequate for the foreseeable future, or until production reaches a level to justify additional employees. Further, we believe that if increased business necessitates additional employees, then we will be able to pay the added expenses of these employees from increased revenues.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues for the three-month period ended June 30, 2007 were $-0-, representing no change from the corresponding period ended June 30, 2006.

Total operating expenses for the second quarter of 2007 were $11,602, compared to $4,983 for the comparable period of 2006. The increase in 2007 was due primarily to the increased consulting, corporate, and legal & professional during the quarter. This is also the reason for the larger loss of $11,602 for the three month period ended June 30, 2007 compared to a loss of $4,983 during the comparable 2006 period.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues for the six-month period ended June 30, 2007 were $-0-, representing no change from the corresponding period ended June 30, 2006.

Total operating expenses for the six months ended June 30, 2007 were $23,155, compared to $20,595 for the comparable period of 2006. The increase in 2007 was due primarily to the increased consulting, corporate, and legal & professional during the period. This is also the reason for the larger loss of $23,655 for the six month period ended June 30, 2007 compared to a loss of $20,595 during the comparable 2006 period.

Liquidity and Capital Resources

At June 30, 2007, we had cash on hand of $17,866 compared to $38,021 as of December 31, 2006. The decrease in cash is attributed primarily to our lack of revenues during the period, and our utilization of cash in satisfying our operating expenses.

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

At June 30, 2007, we had total assets of $17,866 and stockholders' equity of $17,866, compared to total assets of $38,021 and a total stockholders' equity of $12,221 at December 31, 2006.

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

Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of June 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

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

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: August 7, 2007	By:	/S/ Steven D. Moulton
Steven D. Moulton, Vice President and Director Chief Accounting Officer