Form 10QSB
period 2007-09-30
ROCKY MOUNTAIN FUDGE CO IN
filed 2007-11-01
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 31, 2007
Common Stock, $.001 par value	11,250,000

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying Balance Sheets of Rocky Mountain Fudge Company, Inc. at September 30, 2007 and December 31, 2006, related Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2007.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

FINANCIAL STATEMENTS

September 30, 2007 and December 31, 2006

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$13,265	$38,021

Total Current Assets	13,265	38,021

TOTAL ASSETS	$13,265	$38,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$800
Note payable - related party	-	25,000

Total Current Liabilities	-	25,800

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 11,250,000 and 6,250,000 shares issued and outstanding, respectively	11,250	6,250
Additional paid-in capital	118,250	92,950
Accumulated deficit	(116,235)	(86,979)

Total Stockholders' Equity (Deficit)	13,265	12,221

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,265	$38,021

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on January 4, 1990 through September 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$146,054

COST OF SALES	-	-	-	-	48,209

GROSS PROFIT	-	-	-	-	97,845

EXPENSES

General and Administrative	5,602	5,041	29,756	25,636	217,138

Total Expenses	5,602	5,041	29,756	25,636	217,138

OPERATING LOSS	(5,602)	(5,041)	(29,756)	(25,636)	(119,293)

OTHER INCOME (EXPENSES)

Interest income	-	-	-	-	4,437
Interest expense	-	-	500	-	(1,379)

Total Other Income (Expenses)	-	-	500	-	3,058

NET LOSS	$(5,602)	$(5,041)	$(29,256)	$(25,636)	$(116,235)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,250,000	6,250,000	9,308,608	6,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,		From Inception on January 4, 1990 through September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(29,256)	$(25,636)	$(116,235)
Adjustments to reconcile net loss to net cash used by operating activities:

Services contributed by officers and shareholders	3,000	-	3,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	-	52	-
Increase in note payable - related party	(800)	-	-
Increase (decrease) in accounts payable	-	(470)	-

Net Cash Used by Operating Activities	(27,056)	(26,054)	(113,235)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	2,300	1,500	59,700
Cash received on note receivable - related	-	25,000	25,000
Sale of common stock for cash	-	-	41,800

Net Cash Provided by
Financing Activities	2,300	26,500	126,500

NET DECREASE IN CASH	(24,756)	446	13,265

CASH AT BEGINNING OF PERIOD	38,021	32,248	-

CASH AT END OF PERIOD	$13,265	$32,694	$13,265

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and December 31, 2006

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

As of September 30, 2007, we had $13,265 in cash. Management estimates that it will have sufficient funds to operate for the next six to twelve months. If revenues do not provide sufficient funds to continue operations, it may be necessary for us to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues for the three-month period ended September 30, 2007 were $-0-, representing no change from the corresponding period ended September 30, 2006.

Total operating expenses for the third quarter of 2007 were $5,602, compared to $5,041 for the comparable period of 2006. The increase in 2007 was due primarily to the increased consulting, corporate, and legal and professional expenses during the quarter. This is also the reason for the larger loss of $5,602 for the three month period ended September 30, 2007 compared to a loss of $5,041 during the comparable 2006 period.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues for the nine-month period ended September 30, 2007 were $-0-, representing no change from the corresponding period ended September 30, 2006.

Total operating expenses for the nine months ended September 30, 2007 were $29,756, compared to $25,636 for the comparable period of 2006. The increase in 2007 was due primarily to the increased consulting, corporate, and legal and professional expenses during the period. This is also the reason for the larger loss of $29,256 for the nine month period ended September 30, 2007 compared to a loss of $25,636 during the comparable 2006 period.

Liquidity and Capital Resources

At September 30, 2007, we had cash on hand of $13,265 compared to $38,021 as of December 31, 2006. The decrease in cash is attributed primarily to our lack of revenues during the period, and our utilization of cash in satisfying our operating expenses.

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

At September 30, 2007, we had total assets of $13,265 and stockholders' equity of $13,265, compared to total assets of $38,021 and a total stockholders' equity of $12,221 at December 31, 2006.

Net Operating Loss

We have accumulated approximately $25,000 of net operating loss carryforwards through December 31, 2006, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2026. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2006 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of September 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

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

Item 4. Submission of Matters to a Vote of Security Holders

This item is not applicable.

Item 5. Other Information

This Item is not applicable.

Item 6. Exhibits

(a) Exhibits:

Exhibit 31	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[SIGNATURES FOLLOW ON NEXT PAGE.]

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: October 31, 2007	By:	/S/ Steven D. Moulton
Steven D. Moulton,
Vice President and Director
Chief Accounting Officer