Form 10KSB
period 2007-12-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2008-01-31
CIK 1347078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒  Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number 000-51140

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(Name of Small Business Issuer in its charter)

Nevada	16-1734022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4596 Russell Street, Salt Lake City, Utah 84117
(Address of principal executive officers) (Zip Code)

Issuer's telephone number: (801) 230-1807

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

N/A	N/A

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

State the issuer's revenues for its most recent fiscal year. $ 163

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days: $454,500.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of January 15, 2008
Common Stock, Par Value	2,250,000 shares, $.001 par value

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

On September 27, 2005, the Company held a special meeting of stockholders to consider and act on the following proposals:

o	to change the authorized capitalization to 50 million shares of common stock, par value $0.001 per share;

o	to effect a forward split of the issued and outstanding shares of common stock on a 5 shares for 1 share basis; and

o	to empower the Board of Directors to take the necessary corporate action to relocate the domicile of the Company from the State of Utah to the State of Nevada.

On January 16, 2008, pursuant to the unanimous approval by the Board of Directors and by the majority vote of stockholders by written consent, the Company effected a reverse stock split of its outstanding common stock on a one share for five shares basis. As a result of the reverse stock split, the Company currently has outstanding 2,250,000 shares of common stock.

The Board of Directors and the majority of stockholders by written consent have also approved the adoption of Amended and Restated Articles of Incorporation. The revised Articles provide, among other things, eliminating the personal liability of directors to the full extent allowable by Nevada law; permitting indemnification of any and all persons whom the Company has the power to indemnify; allowing the Board of Directors to change, alter or repeal any provision of the Articles of Incorporation to the full extent permitted by Nevada law and opting out of the "Acquisition of Controlling Interest" provisions of Nevada law.

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

In December 2005, the Company filed a registration statement on Form 10-SB under the Securities Exchange Act of 1934. Accordingly, the Company is obligated to file with the SEC certain interim and periodic reports including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports, notwithstanding the fact that, in the future, it may not otherwise be required to file such reports based on the criteria set forth under Section 12(g) of the Exchange Act.

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

During fiscal year 2007, the Company had only nominal sales, primarily attributed to management being unable to locate an adequate permanent location from which to produce its candy products. Because of the lack of revenues, the Board has determined that it may be in the best interest of the Company and its stockholders to explore the possibility of locating a new business venture to acquire or merge with. As of the date hereof, we have not formulated any definite plans nor have we identified or discussed with any potential business or entity the possibility of an acquisition or merger. Also, there can be no assurance that we will enter into any future transaction, or that any such transaction will be successful. We intend to continue to explore possibilities of continuing with our current business.

Products

All of the Company's candies have been developed by recipes contributed to the Company by its co-founder, Vallerie Moulton. Presently, the Company offers its fudge candy in the following varieties: Plain, Walnut, Almond, Rocky Road, Caramel Swirl and Virginia Cream. The Company also offers its brittle candy in the following varieties: Peanut, Pecan and Cashew.

Distribution

Historically, the Company sold its products by way of rented booths at various special functions, fairs and other events, concentrating its sales during the Thanksgiving and Christmas seasons. Most of the Company's sales have been made in face-to-face transactions at one of its retail booths. During 2007, the Company intended to concentrate on mail order and Internet sales. However, these endeavors were not successful and management is not exploring possible alternative strategies. The Company's Internet address is www.greatestfudgeonearth.com.

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

The Company will continue and expand its marketing and distribution of its candies only if management determines to remain in the candy business. If it so determines, any expansion would be dependent on the availability of adequate funds.

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

Employees

Currently, the Company has no full-time employees, and will add employees only if it continues its current business and if operations warrant such additions. Steven Moulton, the Company's President, devotes approximately 60 hours per month to the Company's business.

The Company does not have any employment contracts with employees and No employees are members of any union, nor have they entered into any collective bargaining agreements. If the Company's operations reach a level that justifies expansion and if adequate funds are available, management will consider adding additional employees during the next year in order to accommodate the growth.

Facilities

The Company currently uses the personal residence of its former President and Secretary as its principal executive offices. These facilities that are owned by The former President and Secretary are provided to the Company at no charge. The Company also maintains a mail delivery location that is rented on a monthly basis and at which it receives correspondences and product orders. The address of this location is 4760 Highland Drive, #353, Salt Lake City Utah 84117. In the past the Company has leased various commercial kitchen locations for the production of its candies. The Company has been unable to locate a suitable permanent location for its candy production activities.

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

Although the Company was incorporated in 1990, it has a limited and sporadic operating history and has incurred net losses since inception. The potential to generate profits from the Company's candy business depends on many factors, including the following:

o	the ability to secure adequate funding to locate adequate kitchen and manufacturing facilities and to fund ongoing production of product;

o	the size and timing of future customer orders, product delivery and customer acceptance, if required;

o	the ability to locate permanent suitable candy production facilities;

o	the costs of maintaining and expanding operations; and

o	the ability to attract and retain a qualified work force.

There can be no assurance that the Company will be able to achieve any of the foregoing factors or realize profitability in the immediate future or at any time.

The Company has limited assets and has not recorded revenues or an operating profit for several years; continuing losses may exhaust capital resources and force the Company to discontinue operations.

The Company currently has only limited cash assets and has not realized any significant revenues or an operating profit for several years. From its inception in January 1990 through December 31, 2007, the Company has incurred cumulative losses of approximately $124,000. There can be no assurance that the Company will produce any material revenues or achieve profitability in the immediate future or at any time for the Company or its stockholders or that any such business will operate on a profitable basis.

The Company's auditors have expressed a going concern opinion

The Company's independent auditors discuss in their report dated January 15, 2008 included with the December 31, 2007 financial statements, the Company's ability to continue as a going concern. Their report states that "the Company has limited revenues and has sustained recent losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern." Note 2 to the financial statements further states that "the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations." Please see Note 2 to the financial statements included herewith.

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

It is management's intention to expand the products the Company offers and the area in which it markets products, but only as ongoing business conditions warrant and, if necessary, funds are available. The Company presently operates in a limited area in and around Salt Lake City, Utah. Management has been unable to locate adequate permanent kitchen facilities for producing its candy. Thus, the Company is exploring the possibility of new business opportunities. If management decides to remain it the candy business, it will have to locate adequate facilities. If it cannot locate adequate facilities and expand its business, the Company’s business could fail.

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

Management Will Devote Only Minimal Time to the Company.

Presently, the Company's sole director has other full time obligations and will devote only such time to the Company as necessary. It is anticipated that Steven Moulton will spend approximately 60 hours per month dealing with the administrative details of the Company's business and the balance of his time to conducting his own investment and consulting activities. Thus, because of other time commitments, management anticipates that it will devote only a minimal amount of time to the Company, at least until such time as business warrants devoting more time.

Effective voting control of the Company is held by three persons.

The Company's sole director and two other stockholders own approximately 80% of the outstanding voting securities of the Company. No other person owns as much as of 10% of the outstanding shares. Accordingly, these three persons will have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

Currently there is only a limited trading market for Company’s common stock

In June 2006, the Company’s shares were accepted for listing on the OTC Bulletin Board under the symbol “RMFD.” The trading symbol was changed to “RMFI” following the Company’s reverse stock split on January 16, 2007. Currently, there is not an active trading market for the shares and there can be no assurance that any such market will ever develop or be maintained. Any active trading market for the common stock that may develop in the future will most likely be very volatile, and numerous factors beyond the control of the Company may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. In the event that the Company loses this status as a "reporting issuer," any future quotation of its common stock on the OTC Bulletin Board may be jeopardized.

The so called "penny stock rule" make it cumbersome for brokers and dealers to trade in the Company's common stock, making the market less liquid which could have a negative effect on the price of the shares.

The Company's common stock is subject to certain provisions of the Exchange Act, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The Company’s stock is subject to additional sales practice requirements on broker-dealers. These may require a broker-dealer to:

o	make a special suitability determination for purchasers of the shares;

o	receive the purchaser's written consent to the transaction prior to the purchase; and

o	deliver to a prospective purchaser of the Company's shares prior to the first transaction, a risk disclosure document relating to the penny stock market.

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

ITEM 2. Description of Property

The Company does not presently own any property.

ITEM 3. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On December 10, 2007, the Board of Directors unanimously approved a proposal to effect a reverse stock split of the Company’s common stock on a one share for five shares basis. The Board also unanimously approved the adoption of Amended and Restated Articles of Incorporation. Both proposals were approved by the Company’s majority stockholder, holding approximately 53.3% of the outstanding shares, by written consent without having a meeting. Notice of the actions was sent to all stockholders on December 26, 2007 in an information statement that was also filed with the SEC. The reverse stock split was effective on January 16 2008.

ITEM 5. Market Price for Common Equity and Related Stockholder Matters.

The Company’s shares are included on the OTC Bulletin Board under the symbol ”RMFI” (symbol prior to January 21, 2008 was“RMFD”) although currently there is not an active trading market for the shares and there can be no assurance that any such market will ever develop or be maintained. Accordingly, no historical trading information is being included in this report.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, the Company's shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

As of January 21, 2008, there were 58 holders of record of the Company's common stock, which does not account for stockholders whose shares may be held in a brokerage account or in other nominee name. Because there has been no established public trading market for the Company's securities, no trading history is presented herein.

The Company has not filed a registration statement under the Securities Act and all of its outstanding shares of common stock were issued pursuant to exemptions under that Act. In December 1990, the Company issued 1.25 million shares (post-split) of common stock to its officers and other individuals for cash. These share were deemed to be "restricted" securities as defined by the Securities Act. In December 1998, the Company completed an offering of 50,000 shares of common stock to a total of 31 investors for gross proceeds of $50,000. The offering was made pursuant to an exemption from registration under the Securities Act provided by Regulation D, Rule 504 of the Securities Act. Sales were made pursuant to a Confidential Offering Memorandum and a Form D was filed with the SEC in December 1998 reporting the completion of the offering.

As provided by Rule 502(d) of Regulation D, securities acquired in transactions that satisfy the requirements set forth in Rule 504 are not subject to the resale limitations set forth in Rule 502(d). Accordingly, the 50,000 shares issued pursuant to the Regulation D offering in 1998 are deemed not to be "restricted" securities, unless held by an affiliate or control person of the Company. The balance of 1.25 million were initially considered restricted, unless sold or otherwise transferred pursuant to a registration statement under the Securities Act or pursuant to an appropriate exemption from registration. Presently, 960,000 shares out of these 1.25 million shares remain as restricted securities. A total of 4 million of these restricted shares are held by affiliates or controlling stockholder of the Company and 160,000 restricted shares are held by nonaffiliates. Accordingly, the balance of 290,000 shares are considered freely tradeable and may be sold, transferred or otherwise traded in the public market without restriction, unless held by an affiliate or controlling stockholder of the Company. Because all of the outstanding restricted shares have been issued and outstanding for more than two years, Rule 144 of the Securities Act is available to the holders of these shares.

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

Under Rule 144(k), the requirements of paragraphs (c), (e), (f), and (h) of Rule 144 do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least two years prior to their sale. For purposes of this registration statement only, a controlling stockholder is considered to be a person owning ten percent (10%) or more of the Company's total outstanding shares, or is otherwise an affiliate of the Company. No individual person owning a portion of the 1.45 million shares considered to be not restricted owns more than ten percent (10%) of the Company's total outstanding shares.

All of the 1,800,000 shares considered restricted securities and presently held by the three directors of the Company, are presently eligible for sale pursuant to the provisions of Rule 144, subject to the volume and other limitations set forth under Rule 144. Accordingly, assuming the conditions of Rule 144 are otherwise met, each of these individuals could sell up to 62,500 shares per three month period.

On November 15, 2007, the SEC adopted an amendment to Rule 144 that will, among other things, shorten the holding period under Rule 144 for restricted securities from one year to six months. Under the revised rule, non-affiliates will be able to freely resell restricted securities after satisfying a six-month holding period, subject only to the public information requirement. After satisfying a 12-month holding period, non-affiliates may freely resell restricted securities without any additional requirements. The revised rule will also revise the manner of sale requirements for sales by affiliates. The amendment becomes effective on February 15, 2008.

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

The Company is considered a development stage company with minimal cash assets and with only limited operations and revenue. Ongoing operating expense, including the costs associated with the preparation and filing of this registration statement, have been paid for by advances from a stockholder of the Company. It is anticipated that the Company will require approximately $15,000 over the next 12 months to fund the Company's operations and to maintain the corporate viability of the Company. Management believes that necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to generate sufficient revenues from sales of its candy products, or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

Results of Operations

The Company had $163 in revenues for the year ended December 31, 2007 and $10,219 in revenues for the year ended December 31, 2006. This significant decrease in revenues was the result of the Company’s inability to locate a suitable permanent production facility for making its candy products. Because of the decreasing revenues, management is considering a search for an alternative business or entity with which to merge or acquire. The Company realized a net loss of $36,752 during the year ended December 31, 2007, compared to a loss of $23,234 during the year ended December 31, 2006. This increased net loss results primarily from the Company’s lack of significant revenues during the current year. These results reflect the Company's decreasing fudge sales activity in 2007. The loss for 2007 is attributed primarily to legal and accounting expenses associated with the filing of the Company's registration statement with the SEC.

Liquidity and Capital Resources

The majority of the Company’s expenses incurred during 2007 were paid by a stockholder. Because the Company currently has only nominal revenues and limited cash reserves, it expects to continue to rely on the stockholder to pay its expenses until such time it realizes adequate revenues from the production and sales of its candy products. There is no assurance that the Company will be able to generate adequate revenues in the immediate future to satisfy its cash needs.

In the opinion of management, inflation has not and will not have a material effect on the ongoing operations of the Company.

Plan of Operation

During the next 12 months, the Company will actively pursue a new production facilities for its candy manufacturing business to enable it to market and sell its products. If the Company is unable to locate adequate facilities, it may curtail its candy business and explore other business opportunities. Because the Company lacks immediate necessary funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as it can attain a meaningful level of production. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as business warrants the payment of such.

The Company's immediate plans call for locating and making operational a new commercial kitchen facility in which to produce its products. The Company intends to rent a facility that has adequate space and equipment to handle its anticipated production needs, without having to incur significant expense. It is anticipated that the facility will be able to accommodate the packaging of products.

If management decides to remain in the candy business and is able to locate suitable kitchen facilities, it intends to continue selling its products at local retail in booths located at special events, fairs and festivals.

As of December 31, 2007, the Company had $6,769 in cash. After paying certain costs and expenses related to restarting production and the associated professional fees, including the cost of preparing and filing this registration statement, management estimates that it will have sufficient funds to operate for the next six to twelve months. If business revenues do not provide enough funds to continue operations, it may be necessary for the Company to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to the Company, or at all.

Management anticipates that any new kitchen facilities will be rented with equipment adequate to handle the Company's anticipated candy production. Therefore, it is not expected that the Company will have to make any significant capital expenditures for new equipment or other assets. If additional equipment does become necessary, the Company believes that it will have adequate cash on hand to acquire the equipment.

Currently, the Company has no full time employees. Employees will be added only if the candy business warrants new employees or a new business enterprise is found. Further, the Company believes that in the event increased business necessitates additional employees, then the Company will be able to pay the added expenses of these employees from increased revenues.

Our plan of operations for the next twelve months will focus on completing development of our Internet website and building a customer base for our products. This 12 month plan of operations includes our goals of

o	searching for adequate kitchen facilities, or in the alternative, seeking an new business enterprise;

o	hiring additional employees and/or independent contractors if the Company is successful in expanding its business and adequate funds are available; and

o	attaining profitability.

To achieve these goals during the next twelve months, the Company intends to exploit its new website to the extent possible and create new business by advertising, as funds permit. Management believes that these plans can be successfully implemented.

Net Operating Loss

The Company has accumulated approximately $65,500 of net operating loss carryforwards as of December 31, 2007. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

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

Forward Looking and Cautionary Statements

This registration statement includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. The Company caution readers that a variety of factors could cause its actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond the Company's control, include:

o	the ability to maintain current business and, if feasible, expand the marketing of products;

o	the ability to attract and retain new individual and retail customers;

o	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

o	uncertainties involved in the rate of growth of business and acceptance of the Company's products and;

o	anticipated size or trends of the market segments in which the Company competes and the anticipated competition in those markets;

o	future capital requirements and the Company's ability to satisfy its needs;

o	general economic conditions.

Although management believes the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Cautionary statements in the risk factors section and elsewhere in this registration statement identify important risks and uncertainties affecting the Company's future, which could cause actual results to differ materially from the forward-looking statements made herein.

ITEM 7. Financial Statements.

Our financial statements as of and for the fiscal years ended December 31, 2007 and 2006 have been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included herein starting with page F-1.

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

ITEM 8B. Other Information.

This Item is not Applicable.

PART III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The executive officers and directors of the Company are as follows:

Name	Age	Position

Steven D. Moulton	45	President, Treasurer, Secretary and Director

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

The business experience of each of the persons listed above during the past five years is as follows:

Steven D. Moulton became a director and Vice President of the Company in January 1990 and became President and Secretary in April 2007. From August 1999 to March 2004, he served as Secretary/Treasurer and a director of Draco, Inc. and from September 2000 to the present, he has been Secretary/Treasurer of Jump' Jax, Inc., a subsidiary of Draco that was spun out to stockholders in December 2004 and is engaged in the childhood entertainment business of leasing inflatable balloon bounce houses in Southern Utah. Mr. Moulton graduated from Olympus High School in Salt Lake City, Utah in 1980. From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation." From 1987 until 1991 he was President and director of Icon Systems, Inc. and served as Secretary/Treasurer of the same company until his resignation on December 24, 1998. From 1995 to July 1996, he served as director and Vice President of Wasatch International Corporation, formerly Java, Inc. From February 1996 until November, 1999 he served as the President and director of InsiderStreet.com, formerly Sierra Holding Group, Inc. Also since 1998, Mr. Moulton has managed his personal real estate properties through Excel Properties, LLC.

ITEM 10. Executive Compensation.

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers or directors for their service on the Board of Directors for the years ended December 31, 2007 and 2006.

On April 16, 2007, following the resignations of Ronald Moulton as a director, President and CEO, and of Vallerie Moulton as a director and Secretary, we entered into Consulting Agreements with each person for a term of three years each. Under the agreements, Mr. Moulton was to provide consulting services related to the production and marketing of our products and will act as an advisor to our management. He was to be compensated at the rate of $20.00 per hour for his services and be reimbursed for expenses related to his services. Mrs. Moulton was to oversee production of products and consult with management in connection with marketing and strategic planning. She was to be compensated at the rate of $20.00 per hour for her services and be reimbursed for expenses related to her services. Both agreements were subsequently terminated without any services being provided.

Except as disclosed above, the Company has not entered into any other employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As of the date hereof, no person has accrued any compensation.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of the Company's knowledge, as of January 22, 2008, with respect to each person known by the Company to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)

Ronald Moulton ~~*~~	200,000	8.9%
4706 South Highland Drive, #353
Salt Lake City, UT 84117

Vallerie Moulton ~~*~~	400,000	17.8%
4706 South Highland Drive, #353
Salt Lake City, UT 84117

Steven Moulton *	1,200,000	53.3%
4706 South Highland Drive, #353
Salt Lake City, UT 84117

All directors and officers	1,200,000	53.3%
a group (1 person)

* Director and/or executive officer
Note:	Unless otherwise indicated, the Company has been advised that each person above has sole voting power over the shares indicated above.
(1) Based upon 2,250,000 shares of common stock outstanding on January 22, 2008.

ITEM 12. Certain Relationships and Related Transactions, Director Independence

There have been no material transactions during the past two fiscal years between the Company and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate families.

Item 13. Exhibits

Exhibit No.		Exhibit Name

2.1	*	Agreement and Plan of Merger (change of domicile)
3.1	*	Articles of Incorporation (Nevada)
3.2	*	By-Laws of Registrant
4.1	*	Instrument defining rights of holders (See Exhibit No. 3.1, Articles of Incorporation)
10.1	**	Consulting Agreement with Ronald Moulton
10.2	**	Consulting Agreement with Vallerie Moulton
21.1	*	Subsidiaries

31.1		Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed previously in the Form 10-SB filed December 19, 2005.
**	Filed previously as exhibit to Form 8-K filed April 20, 2007

ITEM 14. Principal Accountants Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-KSB for the year ended December 31, 2007, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending March 31, June 30 and September 30, 2007, were $5,300.

Audit Related Fees

For the years ended December 31, 2007 and 2006, there were no fees billed for assurance and related services by Moore & Associate, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2007 and 2006, fees billed by Moore & Associates, Chartered for tax compliance, tax advice and tax planning were $-0- and $-0-, respectively.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly organized.

Rocky Mountain Fudge Company, Inc.
(Registrant)

Date: January 29, 2008	By: /S/ Steven D. Moulton
Steven D. Moulton
President, Chief Executive Officer and
Director

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rocky Mountain Fudge Company, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Rocky Mountain Fudge Company, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, and from inception on January 4, 1990 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Fudge Company, Inc. (A Development Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, and from inception on January 4, 1990 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its  operating costs, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
January 16, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Balance Sheet
December 31,
2006
ASSETS

CURRENT ASSETS

Cash	$6,769

Total Current Assets	6,769

TOTAL ASSETS	$6,769

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-

Total Current Liabilities	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 2,250,000 shares issued and outstanding	2,250
Additional paid-in capital	128,250
Accumulated deficit	(123,731)

Total Stockholders' Equity (Deficit)	6,769

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,769

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

			From Inception
			on January 4,
	For the Years Ended		1990 through
	December 31,		December 31,
	2007	2006	2007

REVENUES	$163	$10,219	$146,217

COST OF SALES	1,800	3,500	50,009

GROSS PROFIT (LOSS)	(1,637)	6,719	96,208

EXPENSES

General and Administrative	34,615	29,153	222,997

Total Expenses	34,615	29,153	222,997

OPERATING LOSS	(36,252)	(22,434)	(126,789)

OTHER INCOME (EXPENSES)

Interest income	-	-	4,437
Interest expense	(500)	(800)	(1,379)

Total Other Income (Expenses)	(500)	(800)	3,058

NET LOSS	$(36,752)	$(23,234)	$(123,731)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,959,589	1,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2004	1,250,000	1,250	42,950	(44,200)

Capital contributed by shareholder	-	-	50,000	-

Net loss for the year ended December 31, 2005	-	-	-	(19,545)

Balance, December 31, 2005	1,250,000	1,250	92,950	(63,745)

Services contributed by shareholders	-	-	5,000	-

Net loss for the year ended December 31, 2006	-	-	-	(23,234)

Balance, December 31, 2006	1,250,000	1,250	97,950	(86,979)

Common shares issued for debt	1,000,000	1,000	25,300	-

Services contributed by shareholders	-	-	5,000	-

Net loss for the year ended December 31, 2007	-	-	-	(36,752)

Balance, December 31, 2007	2,250,000	$2,250	$128,250	$(123,731)

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
			on January 4,
	For the Years Ended		1990 through
	December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(36,752)	$(23,234)	$(123,731)
Adjustments to reconcile net loss to net used by operating activities:
Services contributed by officers and shareholders	5,000	-	5,000
Changes in operating assets and liabilities
Increase in accounts receivable	-	52	-
Increase in notes payable	-	800	800
Increase (decrease) in accounts payable	-	(1,845)	-

Net Cash Used by Operating Activities	(31,752)	(24,227)	(117,931)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	-	5,000	57,400
Cash received on note payable - related	500	25,000	25,500
Sale of common stock for cash	-	-	41,800

Net Cash Provided by Financing Activities	500	30,000	124,700

NET DECREASE IN CASH	(31,252)	5,773	6,769

CASH AT BEGINNING OF PERIOD	38,021	32,248	-

CASH AT END OF PERIOD	$6,769	$38,021	$6,769

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

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
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Years Ended December 31,
	2007	2006

Loss (numerator)	$(36,752)	$(23,234)
Shares (denominator)	1,959,589	1,250,000

Per share amount	$(0.02)	$(0.02)

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

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
NOL carryover	$48,255	$33,922
Valuation allowance	(48,255)	(33,922)

Net deferred tax asset	$—	$—

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book Income	$(14,333)	$(9,061)

Valuation allowance	14,333	9,061

At December 31, 2007, the Company had net operating loss carryforwards of approximately $123,731 that may be offset against future taxable income through 2027. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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
December 31, 2007 and 2006

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

NOTE 3 – SUBSEQUENT EVENTS

As of December 2007, the Board of Directors of the Company voted in favor of a five-for-one reverse stock split of the Company’s common stock. The reverse stock split will become effective in February 2008. All references to common stock presented within these financial statements have been retroactively restated so as to reflect this reverse stock split as if it had occurred at Company inception.