Form 10-Q
period 2008-03-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2008-05-06
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-51140

ROCKY MOUNTAIN FUDGE COMPANY, INC.

(Exact name of registrant issuer as specified in its charter)

NEVADA	16-1734022
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4596 Russell Street, Salt Lake City, Utah 84117
(Address of principal executive offices)

(801) 230-1807
(Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 5, 2008
Common Stock, $.001 par value	2,250,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying Balance Sheets of Rocky Mountain Fudge Company, Inc. at March 31, 2008 and December 31, 2007, related Statements of Operations for the three months ended March 31, 2008 and 2007, and Statements of Cash Flows for the three and nine months ended March 31, 2008 and 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

ASSESTS

	March 31,	December 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS

Cash	$1,675	$6,769

Total Current Assets	1,675	6,769

TOTAL ASSETS	$1,675	$6,769

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-
Note payable - related party	5,467	-

Total Current Liabilities	5,467	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 2,250,000 shares issued and outstanding, respectively	2,250	2,250
Additional paid-in capital	129,000	128,250
Accumulated deficit	(135,042)	(123,731)

Total Stockholders' Equity (Deficit)	(3,792)	6,769

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,675	$6,769

 The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

			From Inception
	For the Three		on January 4,
	Months Ended		1990 through
	March 31,		March 31,
	2008	2007	2008

REVENUES	$-	$-	$146,217

COST OF SALES	-	-	50,009

GROSS PROFIT	-	-	96,208

EXPENSES

General and Administrative	11,256	11,553	234,253

Total Expenses	11,256	11,553	234,253

OPERATING LOSS	(11,256)	(11,553)	(138,045)

OTHER INCOME (EXPENSES)

Interest income	-	-	4,437
Interest expense	(55)	(500)	(1,434)

Total Other Income (Expense)	(55)	(500)	3,003

NET LOSS	$(11,311)	$(12,053)	$(135,042)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,250,000	2,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
	For the Three		on January 4,
	Months Ended		1990 through
	March 31,		March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(11,311)	$(12,053)	$(135,042)

Adjustments to reconcile net loss to net cash used by operating activities:
Services contributed by officers	750	1,000	5,750
Changes in operating assets and liabilities:
Increase in accounts receivable	-	-	-
Increase in notes payable	-	500	800
Increase (decrease) in accounts payable	-	-	-

Net Cash Used by Operating Activities	(10,561)	(10,553)	(128,492)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	-	-	57,400
Cash received on note receivable - related	5,467	-	30,967
Sale of common stock for cash	-	-	41,800

Net Cash Provided by Financing Activities	5,467	-	130,167

NET DECREASE IN CASH	(5,094)	(10,553)	1,675

CASH AT BEGINNING OF PERIOD	6,769	38,021	-

CASH AT END OF PERIOD	$1,675	$27,468	$1,675

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

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

As of March 31, 2008, we had $1,675 in cash. Management estimates that it will have sufficient funds to operate for the next three to six months. If revenues do not provide sufficient funds to continue operations, it may be necessary for us to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

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

Our plan of operations for the next 12 months will focus on completing development of our Internet website and building a customer base for our products. This 12-month plan of operations includes the goals of

o increasing revenues from sales of candy products;

o expanding our marketing area to include communities outside the Salt Lake City metropolitan area;

o expanding the Internet business to be able to attract new customers, regardless of location, which will create an expanded mail order business;

o hiring additional employees and/or independent contractors if we are successful in expanding our business and adequate funds are available; and

o attaining profitability.

To achieve these goals during the next 12 months, we intend to exploit our new website to the extent possible and create new business by advertising, as funds permit. Management believes that these plans can be successfully implemented.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues for the three-month period ended March 31, 2008 were $-0-, representing no change from the corresponding period ended March 31, 2007.

Total operating expenses for the first quarter of 2008 were $11,256, compared to $11,553 for the comparable period of 2007. The minor decrease in 2008 was due primarily to the increased expenses incurred in the 2007 period for legal and accounting fees relating to our December 31, 2006 audit and SEC filings, which were incurred in early 2007. This is also the primary reason for the smaller loss of $11,311 for the three month period ended March 31, 2008 compared to a loss of $12,053 during the comparable 2007 period.

Liquidity and Capital Resources

At March 31, 2008, we had cash on hand of $1,675 compared to $6,769 as of December 31, 2007. The decrease in cash is attributed primarily to our lack of revenues during the period, and our utilization of cash in satisfying our operating expenses.

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

At March 31, 2008, we had total assets of $1,675 and stockholders' deficit of $3,792, compared to total assets of $6,769 and a total stockholders' equity of $6,769 at December 31, 2007.

Net Operating Loss

We have accumulated approximately $124,000 of net operating loss carryforwards through December 31, 2007, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2027. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

o future capital requirements and our ability to satisfy our needs; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item is not required for a smaller reporting company.

Item 4(T). Controls and Procedures

 Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.    Risk Factors

This Item is not required for a smaller reporting company.

Item 2.    Unregistered Sales or Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.    Defaults Upon Senior Securities

This Item is not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

This item is not applicable.

Item 5.    Other Information

This Item is not applicable.

Item 6.    Exhibits

(a) Exhibits:

Exhibit 31	Certification of Chief Executive Officer and Principal Accounting Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certification of Chief Executive Officer and Principal Accounting Officer
Pursuant to 18 U.S.C. Section 13 50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[SIGNATURES FOLLOW ON NEXT PAGE.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: May 5, 2008	By: /S/ Steven D. Moulton
Steven D. Moulton,
President and Director
Principal Accounting Officer