Form 10-Q
period 2008-06-30
ROCKY MOUNTAIN FUDGE CO IN
filed 2008-08-12
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 5, 2008
Common Stock, $.001 par value	2,250,000

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying Balance Sheets of Rocky Mountain Fudge Company, Inc. at June 30, 2008 and December 31, 2007, related Statements of Operations for the three and six months ended June 30, 2008 and 2007, and Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

FINANCIAL STATEMENTS

June 30, 2008 and December 31, 2007

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$15,160	$6,769

Total Current Assets	15,160	6,769

TOTAL ASSETS	$15,160	$6,769

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$—	$—
Note payable - related party	2,546	—

Total Current Liabilities	2,546	—

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 100,000,000 shares authorized,
at $0.001 par value, 2,250,000 shares issued and
outstanding, respectively	2,250	2,250
Additional paid-in capital	154,000	128,250
Accumulated deficit	(143,636)	(123,731)

Total Stockholders' Equity (Deficit)	12,614	6,769

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$15,160	$6,769

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

					From
					Inception
	For the Three		For the Six		on January 4,
	Months Ended		Months Ended		1990 through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008
REVENUES	$—	$—	$—	$—	$146,217

COST OF SALES	—	—	—	—	50,009

GROSS PROFIT	—	—	—	—	96,208

EXPENSES

General and
administrative	8,515	11,602	19,772	23,155	242,769

Total Expenses	8,515	11,602	19,772	23,155	242,769

OPERATING LOSS	(8,515)	(11,602)	(19,772)	(23,155)	(146,561)

OTHER INCOME
(EXPENSES)

Interest income	—	—	—	—	4,437
Interest expense	(78)	—	(133)	(500)	(1,512)

Total Other Income
Expense)	(78)	—	(133)	(500)	2,925

NET LOSS	$(8,593)	$(11,602)	$(19,905)	$(23,655)	$(143,636)

BASIC LOSS PER
SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	2,250,000	2,250,000	2,250,000	2,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
	For the Six		on January 4,
	Months Ended		1990 through
	June 30,		June 30,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,905)	$(23,655)	$(143,636)

Adjustments to reconcile net loss to
net cash used by operating activities:
Services contributed by officers	750	2,000	5,750
Changes in operating assets and liabilities:
Increase in accounts receivable	—	—	—
Increase in notes payable	79	1,500	879
Increase (decrease) in accounts payable	—	—	—

Net Cash Used by Operating Activities	(19,076)	(20,155)	(137,007)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	25,000	—	82,400
Cash received on note receivable - related	5,467	—	30,967
Cash paid on note receivable - related	(3,000)	—	(3,000)
Sale of common stock for cash	—	—	41,800

Net Cash Provided by
Financing Activities	27,467	—	152,167

NET DECREASE IN CASH	8,391	(20,155)	15,160

CASH AT BEGINNING OF PERIOD	6,769	38,021	—

CASH AT END OF PERIOD	$15,160	$17,866	$15,160

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—	$79
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

As of June 30, 2008, we had $15,160 in cash. Management estimates that it will have sufficient funds to operate for the next six to nine months. If revenues do not provide sufficient funds to continue operations, it may be necessary for us to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues for the three-month period ended June 30, 2008 were $-0-, representing no change from the corresponding period ended June 30, 2007.

Total operating expenses for the second quarter of 2008 were $8,515, compared to $11,602 for the comparable period of 2007. The minor decrease in 2008 was due primarily to the more significant expenses incurred in the 2007 period relating to legal and accounting fees relating to our December 31, 2006 audit and SEC filings. This is also the primary reason for the smaller loss of $8,515 for the three month period ended June 30, 2008 compared to a loss of $11,602 during the comparable 2007 period.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues for the six-month period ended June 30, 2008 were $-0-, representing no change from the corresponding period ended June 30, 2007.

Total operating expenses for the first half of 2008 were $19,772, compared to $23,155 for the comparable period of 2007. The minor decrease in 2008 was due primarily to the more significant expenses incurred in the 2007 period relating to legal and accounting fees relating to our December 31, 2006 audit and SEC filings. This is also the primary reason for the smaller loss of $19,905 for the six month period ended June 30, 2008 compared to a loss of $23,655 during the comparable 2007 period.

Liquidity and Capital Resources

At June 30, 2008, we had cash on hand of $15,160 compared to $6,769 as of December 31, 2007. The increase in cash is attributed primarily to a capital contribution from one of our directors in the amount of $25,000, partially offset by our utilization of cash in satisfying our operating expenses.

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

At June 30, 2008, we had total assets of $15,160 and stockholders' deficit of $12,614, compared to total assets of $6,769 and a total stockholders' equity of $6,769 at December 31, 2007.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2008, our board of directors unanimously approved a proposal to amend our restated articles of incorporation and increase our authorized capitalization to 100 million shares of common stock and 10 million shares of preferred stock. Each authorized share of common and preferred stock will have a par value of $0.001. The proposal was also approved on March 31, 2008 by the written consent of our s stockholder holding 1.8 million shares (80%) of our outstanding common stock. Notice of the action was sent to all stockholders on April 21, 2008 by way of an information statement that was also filed with the SEC. The amendment was filed with the State of Nevada and became effective on June 2, 2008.

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
Date: August 12, 2008

By:  /S/ Steven D. Moulton

Steven D. Moulton,
President and Director
Principal Accounting Officer