Form 10KSB/A
period 2007-12-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2008-08-13
CIK 1347078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

                                 Amendment No. 1

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the issuer's revenues for its most recent fiscal year. $ 163

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days: $805,700 (Based on price of $1.95 on July 30, 2008)

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                 Outstanding as of August 6, 2008
------------------------                     -----------------------------------
Common Stock, Par Value                        2,250,000 shares, $.001 par value

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part III,
Item 14.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                       ROCKY MOUNTAIN FUDGE COMPANY, INC.

                                  FORM 10-KSB/A

                                TABLE OF CONTENTS

                                                                            PAGE

Explanatory Note...........................................................   3

                                     PART II

Item 8A. Controls and Procedures...........................................   3

                                     PART II

ITEM 13 Exhibits...........................................................   4

         Signatures........................................................   5

                                EXPLANATORY NOTE

      This Amendment No. 1 to LILM, Inc.'s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, filed with the SEC on January 31, 2008, is being filed solely to revise disclosure included under Item 8A, Controls and Procedures. Except with respect to the referenced revision, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures affected by subsequent events.

                                     PART II

Item 8A. Controls and Procedures

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

      This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and a person who performs the functions of the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Item 13. Exhibits

Exhibit No.   Exhibit Name
-----------   ------------
   2.1*       Agreement and Plan of Merger (change of domicile)
   3.1*       Articles of Incorporation (Nevada)
   3.2*       By-Laws of Registrant
   4.1*       Instrument defining rights of holders (See Exhibit No. 3.1,
              Articles of Incorporation)
  10.1**      Consulting Agreement with Ronald Moulton
  10.2**      Consulting Agreement with Vallerie Moulton
  21.1*       Subsidiaries
  31.1        Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002
  31.2        Certification of Principal Accounting Officer Pursuant to
              Section 302 of the Sarbanes-Oxley  Act of 2002
  32.1        Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2        Certification of Principal Accounting Officer Pursuant to 18
              U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

------------
 * Filed previously in the Form 10-SB filed December 19, 2005.
** Filed previously as exhibit to Form 8-K filed April 20, 2007

                                   SIGNATURES

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly organized.

                                          Rocky Mountain Fudge Company, Inc.
                                                    (Registrant)


Date: August 13, 2008                     By: /S/ Steven D. Moulton
                                          -----------------------------------
                                          Steven D. Moulton
                                          President, Chief Executive Officer and
                                          Director