Form 10KSB/A
period 2007-12-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2008-08-14
CIK 1347078

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

                                 Amendment No. 2

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

                                EXPLANATORY NOTE

      This Amendment No. 2 to Rocky Mountain Fudge Company, Inc.'s Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007, filed with the SEC on January 31, 2008, is being filed to revise disclosure included under Item 8A, Controls and Procedures and to correct an inadvertent reference to another company in the Explanatory Note to Amendment No. 1. Except with respect to the referenced revision, this Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures affected by subsequent events.

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