Form 10-Q
period 2008-09-30
ROCKY MOUNTAIN FUDGE CO IN
filed 2008-11-12
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-51140

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 10, 2008

Common Stock, $.001 par value	2,250,000

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited balance sheet of Rocky Mountain Fudge Company, Inc. at September 30, 2008 and related unaudited statements of operations and cash flows for the three and nine months ended September 30, 2008 and 2007 and the period from January 4, 1990 (date of inception) to September 30, 2008, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. Operating results for the period ended September 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2008 or any other subsequent period.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS

Cash	$3,502	$6,769

Total Current Assets	3,502	6,769

TOTAL ASSETS	$3,502	$6,769

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses - related party	$181	$-
Note payable - related party	2,412	-

Total Current Liabilities	2,593	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 2,250,000 shares issued and outstanding	2,250	2,250
Additional paid-in capital	154,000	128,250
Accumulated deficit	(155,341)	(123,731)

Total Stockholders' Equity (Deficit)	909	6,769

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,502	$6,769

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

					From Inception
	For the Three		For the Nine		on January 4,
	Months Ended		Months Ended		1990 through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$146,217

COST OF SALES	-	-	-	-	50,009

GROSS PROFIT	-	-	-	-	96,208

EXPENSES

General and Administrative	11,658	5,602	31,430	28,756	254,426

Total Expenses	11,658	5,602	31,430	28,756	254,426

OPERATING LOSS	(11,658)	(5,602)	(31,430)	(28,756)	(158,218)

OTHER INCOME (EXPENSES)

Interest income	-	-	-	-	4,437
Interest expense	(48)	-	(180)	(500)	(1,560)

Total Other Income
(Expenses)	(48)	-	(180)	(500)	2,877

NET LOSS	$(11,706)	$(5,602)	$(31,610)	$(29,256)	$(155,341)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	2,250,000	2,250,000	2,250,000	2,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Nine		From Inception on January 4,
	Months Ended		1990 through
	September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(31,610)	$(29,256)	$(155,341)
Adjustments to reconcile net loss to net cash used by operating activities:
Services contributed by officers and shareholders	-	3,000	5,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	-	-	-
Increase in note payable - related party	-	(800)	800
Increase in accounts payable - related party	181	-	181

Net Cash Used by Operating Activities	(31,429)	(27,056)	(149,360)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	25,750	2,300	83,150
Cash received on note receivable - related	2,412	-	27,912
Sale of common stock for cash	-	-	41,800

Net Cash Provided by Financing Activities	28,162	2,300	152,862

NET DECREASE IN CASH	(3,267)	(24,756)	3,502

CASH AT BEGINNING OF PERIOD	6,769	38,021	-

CASH AT END OF PERIOD	$3,502	$13,265	$3,502

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Plan of Operation

During the next 12 months, we will explore developing new kitchen and production facilities for our candy manufacturing business. If current available funds are not sufficient to complete the facilities as desired, it may be necessary for us to seek funds from our directors or principal stockholders or from outside financing. We intend to rent a facility with adequate space and equipment to handle anticipated production needs, without having to incur significant expense and capital expenditures. We anticipate that the facility will be able to accommodate the packaging of products.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, our directors will defer any compensation until such time as business warrants the payment of such.

Management intends to focus marketing efforts to the Internet and other advertising that will enhance mail orders. We will continue selling products at local retail outlets and in booths located at special events, fairs and festivals. However, management believes the most potential for our business will be the Internet.

As of September 30, 2008, we had $3,502 in cash. Management estimates that we will have sufficient funds to operate for the next six to nine months. If revenues do not provide sufficient funds to continue operations, it may be necessary for us to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

Management anticipates that future facilities will be rented with equipment adequate to handle anticipated candy production. Therefore, we do not anticipate making any significant capital expenditures for new equipment or other assets. If additional equipment does become necessary, we may have to rely on outside funding.

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

Our plan of operations for the next 12 months will focus on completing development of our Internet website and building a customer base for our products. This 12-month plan of operations includes the goals of:

●  increasing revenues from sales of candy products;

●  expanding our marketing area to include communities outside the Salt Lake City metropolitan area;

●  expanding the Internet business to be able to attract new customers, regardless of location, which will create an expanded mail order business;

●  hiring additional employees and/or independent contractors if we are successful in expanding our business and adequate funds are available; and

●  attaining profitability.

To achieve these goals during the next 12 months, we intend to exploit our new website to the extent possible and create new business by advertising, as funds permit. Management believes that these plans can be successfully implemented.

Results of Operations

For the Three Months Ended September 30, 2008 and 2007

We did not realize any revenues during the three month periods ended September 30, 2008 or 2007. During the three month period ended September 30, 2008, we incurred a net loss of $11,706 compared to a $5,602 loss during the three month period ended September 30, 2007. The increased loss for the third quarter of 2008 is attributed to the 108% increase in general and administrative expenses during the 2008 period, primarily due to increased legal and accounting costs related to the preparation and filing with the SEC of our requisite periodic reports.

For the Nine Months Ended September 30, 2008 and 2007

We did not realize any revenues during the nine month periods ended September 30, 2008 or 2007. During the nine months ended September 30, 2008, our net loss was $31,610 compared to a net loss of $29,256 for the nine months ended September 30, 2007. The increased net loss for the first nine months of 2008 is attributed to the 9% increase in general and administrative expenses in the 2008 period, also due to increased legal and accounting costs.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Liquidity and Capital Resources

At September 30, 2008, we had cash on hand of $3,502 compared to $6,769 as of December 31, 2007. The decrease in cash is attributed primarily the payment of ongoing expenses and not realizing any revenues during the period.

We estimate our cash requirements for the next twelve months to be approximately $25,000. Current cash on hand will not be sufficient to satisfy our cash requirements and, if we are unable to realize sufficient revenues, we will need to seek additional funding. We have no agreements with anyone to provide future capital. If management is unable to provide future funding, if the need arises, we may have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us. In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

At September 30, 2008, we had total assets of $3,502 and stockholders' deficit of $909, compared to total assets of $6,769 and a total stockholders' equity of $6,769 at December 31, 2007.

Net Operating Loss

We have accumulated approximately $124,000 of net operating loss carryforwards through December 31, 2007, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2027. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 or nine months ended September 30, 2008 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Forward-Looking and Cautionary Statements

This report includes "forward-looking statements" that may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.

When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

●	the ability to maintain current business and, if feasible, expand marketing our products;

●	the ability to attract and retain new individual and retail customers;

●	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

●	uncertainties involved in the rate of business growth and acceptance of our products;

●	anticipated size or trends of the market segment in which we compete and anticipated competition in those markets;

●	volatility of the stock market, particularly within the technology sector; and

●	general economic conditions.

Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4(T).	Controls and Procedures.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective, except for those events discussed below.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, initiated certain changes in our internal control over financial reporting during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Based on the evaluation by our chief executive officer and principal accounting officer, we concluded that, as of the end of our fiscal year ended December 31, 2007, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports we submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. We also concluded that such information was not accumulated and communicated to our chief executive officer and principal accounting officer, in a manner that allowed for timely decisions regarding required disclosure. Our conclusion is premised on the following reason:

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

In light of the above weakness, during the third quarter of 2008 we developed a plan to ensure that we are aware of changes in the laws that affect our disclosure obligations, to ensure that all information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported accurately and timely. Accordingly, we have taken the following steps to address the material weakness in our disclosure controls and procedures:

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

The remainder of our plan involves seeking additional training of existing personnel in the area of SEC reporting issues and/or, to the extent deemed necessary, the possible hiring of personnel or outside consultants who are familiar and conversant with SEC reporting issues. We also plan to allot sufficient time and resources to conduct management’s review of internal control over financial reporting prior to the end of the fiscal year ending December 31, 2008 and to timely file our “Management’s Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K for the year ending December 31, 2008.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 29, 2008, our board of directors unanimously adopted a resolution seeking stockholder approval for the following actions:

To ratify all past actions taken by the Company's Board of Directors (the “Board”), in particular those actions that were taken from April 16, 2007 through September 29, 2008, during which period only one director served on the Board, to obtain the written consent of a sufficient number of the Company’s stockholders to consent to the foregoing action as provided by Section 78.320 of the Nevada Revised Statute, and to prepare and file with the Securities and Exchange Commission all requisite filings related to the foregoing actions.

Also on September 29, 2008, a principal stockholder holding 1,200,000 shares of our common stock, representing approximately 53.38% of the total issued and outstanding shares, adopted resolutions to ratify the past actions of the company that were previously approved by the board of directors and the holders of a majority of the issued and outstanding shares. These actions include certain amendments to our Articles of Incorporation, as described in the Definitive 14-C Information Statement filed with the SEC on December 26, 2007, and the further amendment of the Amended and Restated Articles of Incorporation as described in the Definitive 14-C Information Statement filed with the SEC on April 21, 2008.

Notice of the action was sent on October 16, 2008 to all stockholders of record on October 15, 2008, by way of an information statement that was also filed with the SEC. The resolutions became effective 21 days after the mailing of the information statement to stockholders.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: November 12, 2008	By:	/S/ Steven D. Moulton
Steven D. Moulton
President, C.E.O. and Director (Principal Accounting Officer)