Form 10-K
period 2008-12-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2009-03-13
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-51688

Rocky Mountain Fudge Company, Inc.
(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4596 Russell Street, Salt Lake City, Utah 84117
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:   (801) 230-1870

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was $675,000.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 10, 2009 was 2,250,000.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

TABLE OF CONTENTS

__________________________

As used in this report, unless otherwise indicate, “we”, “us”, “our”, “Rocky Mountain Fudge” and the “company” refer to Rocky Mountain Fudge Company, Inc.

PART I

Item 1.  Business.

Rocky Mountain Fudge Company, Inc. was created in 1990 primarily to engage in the business of manufacturing and retailing fudge candy.  In December 1998, we completed an initial public offering of 50,000 shares of its common stock for the offering price of $1.00 per share. As a result of this offering, we realized gross proceeds of $50,000.  Subsequently in 2005, we effected a forward stock split of our issued and outstanding shares of common stock on a five shares for one share basis.  In January 2008, we effected a reverse stock split of our outstanding shares on a one share for five shares basis.  As a result of these actions, we currently have outstanding 2,250,000 shares of common stock.

Since inception, we have manufactured and marketed candy products on a seasonal basis. Our principal product is fudge candy, which is produced and sold to retail consumers in northern Utah and surrounding areas. We also produce a brittle candy. All of our products are made using proprietary recipes contributed by one of our co-founders.  Historically, we have used various facilities to produce our candy products and sold products through retail booths that the company would rent at various locations, such as established crafts boutiques, festivals and fairs.   Management estimates that approximately 90% of our historically revenues have been realized during the Thanksgiving and Christmas periods.

In 2005, we began preparing sales and promotional literature and price lists and commenced development of an Internet website to ultimately be used for the promotion and sale of its products.  It was management’s intent that the website would eventually become our primary marketing focus.  Management intends to focus marketing efforts to the Internet and other advertising that will enhance mail orders.  We will continue selling products at local retail outlets and in booths located at special events, fairs and festivals.  However, management believes the most potential for our business will be the Internet.

During 2007 and 2008, our decreased sales were primarily attributed to management being unable to locate an adequate permanent location from which to produce our candy products.  If we are unable to increase revenues, the board of directors may consider the possibility of locating a new or additional business venture. As of the date hereof, we have not formulated any definite plans nor identified any potential business to consider. Also, there can be no assurance that we will enter into any future transaction, or that any such transaction will be successful. Accordingly, we currently intend to continue to develop our current candy business.

Products

All of our candy products have been developed by recipes contributed by our co-founder, Vallerie Moulton.  Presently, we offer fudge candy in the following varieties: Plain, Walnut, Almond, Rocky Road, Caramel Swirl and Virginia Cream.  We also offer brittle candy in the following varieties: Peanut, Pecan and Cashew.  We will continue to use temporary production facilities until such time as our business warrants expansion into permanent facilities and necessary funds are available.  If current available funds are not sufficient to continue production, it may be necessary for us to seek funds from our directors or principal stockholders or from outside financing.  We intend to continue to rent a facility with adequate space and equipment to handle anticipated production needs, without having to incur significant expense and capital expenditures.  We also intend to package products in the same facility as they are produced.

Distribution

Historically, we have sold our products by way of rented booths at various special functions, fairs and other events, concentrating sales during the Thanksgiving and Christmas seasons.  Most sales have been made in face-to-face transactions at one of our retail booths.  During 2007 and 2008, we intended to concentrate on mail order and Internet sales.  However, these endeavors were not successful we have began to explore possible alternative strategies. Our Internet address is www.greatestfudgeonearth.com.

Our fudge and other candies are generally sold in pre-packaged, ½ pound plastic containers or wrapped in airtight packages.  In addition, our fudge is available in slices that are cut in the size or weight that the customer orders. We sell our fudge at a price of $13.00 per pound and brittle candy for $14.00 per pound, which price includes sales tax for mail orders.  We typically add a flat $7.70 shipping and handling fee to each order. Management believes that our candy is priced competitively compared to other candy makers that charge between $8.50 to $23.00 per pound for their products. Also, unlike some competitors, we do not anticipate adjusting prices during holidays.

We intend to continue and expand marketing and distribution efforts only if management determines to remain in the candy business.  Thus, any possible future expansion would be dependent on the availability of adequate funds.

New Products

We do not presently have any new products in development.

Competition

The candy and snack food industry is highly competitive and dominated by large national and international concerns, such as Nabisco, Hershey Foods and Nestle.  There are literally hundreds of competitors existing in the candy market at any given time.  Due to this large and very fragmented market, in addition to our status as a development stage company, management believes our competitive position in its industry to be extremely small. Even if we are successful in our future business plans, this will remain the case. There can be no assurance that we will be able to compete successfully in this industry.

Sources and Raw Materials and Supplies

The raw materials used in our products are widely available from distributors and at the retail level. These materials include butter, sugar, walnuts and other nuts, marshmallows, spices and other condiments. Management believes that we can readily purchase adequate supplies from local distributors or from large retail outlets.  Management does not expect a scarcity of any ingredients to be a concern.

Patents and Copyrights

We do not presently have any patents, trademarks, licenses, franchises, concessions or royalty agreements and there are no plans to secure any such arrangements in the foreseeable future.

Governmental Regulations

Our operations and production of candy are subject to U.S. Department of Agriculture ("USDA") regulations requiring labeling of ingredients on its candy containers.  Management believes that we are in compliance with this regulation. Our manufacturing facilities are also subject to periodic USDA inspections for cleanliness and scales, which are used for weighing quantities of product at retail, are subject to periodic testing by the Division of Weights and Measures of the Utah Department of Agriculture.  With the exception of periodic inspections by the USDA for cleanliness of facilities, management believes that we do not have to comply with any specific environmental laws.

Research and Development

We do not conduct any research and development in connection with our business operations.

Employees

Currently, we have no full-time employees, and will add employees only if our current business and operations warrant such additions. Steven Moulton, our President and a director, devotes approximately 60 hours per month to the Company's business.

In April 2007, two of our co-founders and directors resigned.  Ronald Moulton resigned as a director, President and CEO and Vallerie Moulton as a director and Secretary.  Following their resignations, we entered into Consulting Agreements with each of them for a term of three years.  Under the agreements, Mr. Moulton was to provide consulting services related to the production and marketing of our products and act as an advisor to management. He was to be compensated at the rate of $20.00 per hour for his services and reimbursed for expenses related to his services.  Mrs. Moulton was to oversee production of products and consult with management in connection with marketing and strategic planning.  She was to be compensated at the rate of $20.00 per hour for her services and reimbursed for expenses related to her services.  Both agreements were subsequently terminated without any services being provided.

Presently, we use the services of both Mr. and Mrs. Moulton on an as-needed basis.  During 2008, their services were contributed to the company and they did not receive any compensation.

Except as disclosed above, we have not entered into any other employment agreement with any officer, director or any other person and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As of the date hereof, no person has accrued any compensation.

Facilities

We currently use the personal residence of our former President and Secretary as our principal executive offices. These facilities that are owned by the former President and Secretary are provided at no charge.  We also maintain a mail delivery location that is rented on a monthly basis for receiving correspondences and product orders. The address of this location is 4760 Highland Drive, #353, Salt Lake City Utah 84117.  In the past, we have leased various commercial kitchen locations for the production of our candy products.  We have been unable to locate a suitable permanent location for our candy production activities.

Industry Segments

No information is presented regarding industry segments. We are presently engaged in the production and marketing of candy products and have no current plans to participate in another business or industry. Reference is made to our financial statements and the statements of income included in this Form 10-K for a report of our operating history for the past two fiscal years.

Item 1A.    Risk Factors.

This item is not required for a smaller reporting company.

Item 1B.    Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.       Description of Property.

We do not presently own any property.

Item 3.       Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are included on the OTC Bulletin Board under the symbol ”RMFI” (symbol prior to January 21, 2008 was “RMFD”), although currently there is not an active trading market for the shares and there can be no assurance that any such market will ever develop or be maintained.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTC Bulletin Board for the past two fiscal years and adjusted to reflect the one share for five shares reverse stock split effected in January 2008.

	High	Low
2007
First Quarter	$13.75	$5.25
Second Quarter	5.50	2.55
Third Quarter	6.25	2.62
Fourth Quarter	8.25	5.05
2008
First Quarter	$5.05	$2.00
Second Quarter	1.50	1.50
Third Quarter	1.95	1.95
Fourth Quarter	1.80	1.80

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Because of the limited market for our common stock, investors and prospective investors should not presume that the above quotations represent the price at which our shares may be purchased or sold.

As of  March 10, 2009, there were approximately 60 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The Nasdaq Stock Market in the foreseeable future.  Therefore our shares most likely are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule.  Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The Nasdaq Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

A broker-dealer who sells penny stocks to a person other than an established customer or accredited investor is subject to additional sales practice requirements.  An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchase of such securities and must receive the purchaser's written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, a monthly statement must be sent to the client disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Recent Sales of Unregistered Securities

On April 16, 2007, the board of directors authorized the issuance of 1,000,000 shares (post-split) of our authorized, but previously unissued common stock, to Steven D. Moulton, a director.  The shares were issued in consideration for services provided to our company, for payments made on behalf of the company and for $25,000 in cash advanced to the company.  The shares were certificated and issued to Mr. Moulton on April 19, 2007.  The shares were issued in a private transaction that is exempt from registration under the Securities Act of 1933 pursuant to exemption provided by Section 4(2) of that Act.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

We are considered a development stage company with limited assets, operations and revenues.  Ongoing operating expense, including the costs associated with the preparation and filing of our periodic reports with the SEC, have been paid for by advances from a stockholder.  It is anticipated that we will require approximately $15,000 over the next 12 months to fund our operations and to maintain our corporate viability.  Management believes that necessary funds will most likely be provided by officers and directors in the immediate future. However, unless we are able to generate sufficient revenues from sales of our candy products or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors.  Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

We had $11,485 in revenues for the year ended December 31, 2008 and $163 in revenues for the year ended December 31, 2007.  This significant increase in revenues was the result of  receiving a large volume of orders during the Christmas season.  We incurred operating expenses of $36,682 during the year ended December 31, 2008, as compared to operating expenses of $34,615 during the 2007 calendar year.  We realized a net loss of $33,876 during the year ended December 31, 2008, compared to a loss of $36,752 during the year ended December 31, 2007.  This decreased net loss results primarily from increased revenues earned during the current year, partially offset by a small increase in general and administrative expenses during the period.

Liquidity and Capital Resources

The majority of our expenses incurred during 2008 were paid by a stockholder. Because we currently have only limited revenues and cash reserves, we expect to continue to rely on the stockholder to pay our expenses until such time we realize adequate revenues from the production and sales of candy products.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy our cash needs.

In the opinion of management, inflation has not and will not have a material effect on our ongoing operations.

Plan of Operation

   During the next 12 months, we intend to pursue new and permanent production facilities for our candy manufacturing business.  If we are unable to locate adequate facilities, we may be forced to curtail our candy business and explore alternative opportunities. Because we lack immediate necessary funds, it may be necessary for our officers and directors to either advance funds to the company or to accrue expenses until such time as we can attain a meaningful level of production. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.  Further, our directors will defer any compensation until such time as business conditions warrant such payments.

Our immediate plans call for locating and making operational a new commercial kitchen facility in which to produce our products.  We intend to rent a facility that has adequate space and equipment to handle anticipated production needs, without having to incur significant expense.  It is anticipated that the facility will also be able to accommodate the packaging of products.  We intend to continue selling our products at local retail outlets and in booths located at special events, fairs and festivals.

As of December 31, 2008, we had $8,484 in cash.  After paying certain costs and expenses related to restarting production and the associated professional fees, including the cost of preparing and filing our requisite reports with the SEC, management estimates that we will have sufficient funds to operate for the next six to twelve months.  If business revenues do not provide enough funds to continue operations, it may be necessary for us to seek additional financing.  This would most likely come from current directors, although the directors are under no obligation to provide additional funding.  There can be no assurance that outside funding will be available on terms acceptable to the company, or at all.

Management anticipates that any new kitchen facilities will be rented with equipment adequate to handle anticipated candy production.  Therefore, it is not expected that we will have to make any significant capital expenditures for new equipment or other assets.  If additional equipment does become necessary, we believe that we will have adequate cash on hand to acquire the equipment.

Currently, we have no full time employees.  Employees will be added only if the candy business warrants new employees or a new business enterprise is found.  Further, we believe that in the event increased business necessitates additional employees, we will be able to pay the added expenses of these employees from increased revenues.

Our plan of operations for the next twelve months will focus on completing development of our Internet website and building a customer base for our products. This 12 month plan of operations includes our goals of:

●  searching for adequate kitchen facilities, or in the alternative, seeking a new business enterprise;

●  hiring additional employees and/or independent contractors if we are successful in expanding business and adequate funds are available; and

●  attaining profitability.

To achieve these goals during the next twelve months, we intend to exploit our Internet website to the extent possible and create new business by advertising, as funds permit. Management believes that these plans can be successfully implemented.

Net Operating Loss

We have accumulated approximately $119,657 of net operating loss carryforwards as of December 31, 2008. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2008 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable at this time.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133".  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  We currently use the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51".  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). We will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations”, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.   We will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115".  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.   We will adopt SFAS No. 159 beginning March 1, 2008 and are currently evaluating the potential impact the adoption of this pronouncement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We will adopt this statement March 1, 2008, and it is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2008 and 2007 have been examined to the extent indicated in their reports by Moore & Associates, Chartered, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our President, acting as both our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of  “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i)  recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii)  accumulated and communicated to management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals.  Our internal control over financial reporting includes those policies and procedures that :

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our President acting as both chief executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Steven D. Moulton	47	President, Secretary / Treasurer and Director
Jacob Colby	21	Director
Claudia Moulton	46	Director
___________________________

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.  There are no agreements with respect to the election of directors.  We have not compensated directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board.  However, directors may defer their expenses and/or take payment in shares of our common stock.  As of the date hereof, no director has accrued any expenses or compensation.  Officers are appointed annually by the board and each executive officer serves at the discretion of the board. We do not have any standing committees.

No director, officer, affiliate or promoter has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

Our current directors have other employment and sources of income and will routinely devote only such time to our business as deemed necessary.  It is estimated that our President will devote approximately 20 to 60 hours per month to corporate activities.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders.  However, the board of directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and no current offer or director is acting on behalf of, or will act at the direction of any other person.

The business experience of the directors listed above during the past five years is as follows:

Steven D. Moulton became a director and Vice President of the company in January 1990 and became President and Secretary in April 2007.  From August 1999 to March 2004, he served as Secretary/Treasurer and a director of Draco, Inc. and from September 2000 to the present, he has been Secretary/Treasurer of Jump' Jax, Inc., a subsidiary of Draco that was spun out to stockholders in December 2004 and was engaged in the childhood entertainment business of leasing inflatable balloon bounce houses in Southern Utah.  Mr. Moulton graduated from Olympus High School in Salt Lake City, Utah in 1980.  From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary/Treasurer and director); and Onyx Holdings Corporation (director and President). From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as "Beachport Entertainment Corporation."  From 1987 until 1991 he was President and director of Icon Systems, Inc. and served as Secretary/Treasurer of the same company until his resignation on December 24, 1998. From 1995 to July 1996, he served as director and Vice President of Wasatch International Corporation, formerly Java, Inc. From February 1996 until November, 1999 he served as the President and director of InsiderStreet.com, formerly Sierra Holding Group, Inc. Also since 1998, Mr. Moulton has managed his personal real estate properties through Excel Properties, LLC.

Jacob Colby, age 21, graduated from Olympus High School in Salt Lake City, Utah, in 2005.  Mr. Colby worked for Excel Properties in Salt Lake City doing property management from June of 2005 until January 2006. He also worked at Hartvigsen School in Salt Lake City from January 2006 to June 2006.  Mr. Colby spent two years in Switzerland doing Ecclesiastical work and is currently enrolled as a student at Salt Lake Community College.  Mr. Colby is the stepson of the company’s President, Steven D. Moulton, and is Claudia Moulton’s son.

Claudia Moulton, age 46. Graduated from Highland High School in Salt Lake City, Utah, in 1980.  She received a B.S. in Elementary Education from the University of Utah in 1987. Ms. Moulton was employed by Granite School District in Salt Lake City as an Elementary Teacher from 1987 to 1999. In 1999, she left her teaching position and has been a homemaker since that time.  Ms. Moulton is the wife of our President, Steven D. Moulton.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based on a review of filings made with the SEC, we believe that the requisite reports have been filed during the fiscal year 2008.

Code of Ethics

We currently do not have a code of ethics.  During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.     Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2008 and 2007.  We expect that directors will defer any compensation until such time as we realize sufficient revenues to pay such compensation.  As of the date hereof, no person has accrued any compensation.

On April 16, 2007, following the resignations of Ronald Moulton as a director, President and CEO, and of Vallerie Moulton as a director and Secretary, we entered into Consulting Agreements with each person for a term of three years each. Under the agreements, Mr. Moulton was to provide consulting services related to the production and marketing of our products and act as an advisor to our management. He was to be compensated at the rate of $20.00 per hour for his services and be reimbursed for expenses related to his services. Mrs. Moulton was to oversee production of products and consult with management in connection with marketing and strategic planning. She was to be compensated at the rate of $20.00 per hour for her services and be reimbursed for expenses related to her services. Both agreements were subsequently terminated without any services being provided.  Presently, we use the services of both Mr. and Mrs. Moulton on an as-needed basis.  During 2008, their services were contributed to the company and they did not receive any compensation.

Except as disclosed above, we have not entered into any other employment agreement with any officer, director or any other person and no such agreements are anticipated in the immediate future. It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of March 10, 2009, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Officers
Steven Moulton *	1,200,000	53.3%
4706 South Highland Drive, # 353
Salt Lake City, Utah 84117
5% Stockholders
Ronald Moulton	200,000	8.9%
4706 South Highland Drive, # 353
Salt Lake City, Utah 84117
Vallerie Moulton	400,000	17.8%
4706 South Highland Drive, # 353
Salt Lake City, Utah 84117
All directors and officers as	1,200,000	53.3%
a group (3 persons)

*	Director and/or executive officer
Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)           Based upon 2,250,000 shares of common stock outstanding on March 10, 2009.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

There have been no material transactions during the past two fiscal years between our company and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate families.

None of our directors are deemed to be independent directors.  We do not have a compensation, audit or nominating committee, rather those functions are carried out by the board as a whole.

Item 14.	Principal Accounting Fees and Services.

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

Audit Fees

The aggregate fees billed by our independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2008 and 2007 were $5,500, and $4,500, respectively.

Audit Related Fees

For the year ended December 31, 2008 and 2007, there were no fees billed for assurance and related services by Moore & Associates, Chartered relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2008 and 2007, no fees were billed by Moore & Associates, Chartered for tax compliance, tax advice and tax planning.

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

PART  1V

Item 15.     Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name
3.1*	Certificate of Incorporation
3.2*	By-Laws
4.1*	Instrument defining rights of stockholders (See Exhibit No. 3.1, Certificate of Incorporation)
10.1**	Consulting Agreement with Ronald Moulton
10.2**	Consulting Agreement with Vallerie Moulton
22.1 *	Subsidiaries
31.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an Exhibit to the Form 10-SB filed December 19, 2005.
**	Filed previously as exhibit to Form 8-K filed April 20, 2007

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2008

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rocky Mountain Fudge Company, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Rocky Mountain Fudge Company, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and from inception on January 4, 1990 through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these conoslidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Fudge Company, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and from inception on January 4, 1990 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating expenses, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 6, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS

Cash	$8,484	$6,769

Total Current Assets	8,484	6,769

TOTAL ASSETS	$8,484	$6,769

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Note payable - related party	$2,413	$-
Accrued interest payable - related party	228	-

Total Current Liabilities	2,641	-

STOCKHOLDERS' EQUITY

Common stock; 50,000,000 shares authorized, at $0.001 par value, 2,250,000 shares issued and outstanding	2,250	2,250
Additional paid-in capital	161,200	128,250
Deficit accumulated during the development stage	(157,607)	(123,731)

Total Stockholders' Equity	5,843	6,769

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,484	$6,769

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception
			on January 4,
	For the Years Ended		1990 through
	December 31,		December 31,
	2008	2007	2008

REVENUES	$11,485	$163	$157,702

COST OF SALES	8,450	1,800	58,459

GROSS PROFIT (LOSS)	3,035	(1,637)	99,243

EXPENSES

General and Administrative	36,682	34,615	259,679

Total Expenses	36,682	34,615	259,679

OPERATING LOSS	(33,647)	(36,252)	(160,436)

OTHER INCOME (EXPENSES)

Interest income	-	-	4,437
Interest expense	(229)	(500)	(1,608)

Total Other Income (Expenses)	(229)	(500)	2,829

LOSS BEFORE INCOME TAXES	(33,876)	(36,752)	(157,607)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(33,876)	$(36,752)	$(157,607)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,250,000	1,959,589

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception of development stage on January 4, 1990	-	$-	$-	$-	$-

Common stock issued for cash at $0.0002 per share on August 10, 1990	6,000,000	6,000	(4,800)	-	1,200

Services contributed by shareholders	-	-	2,400	-	2,400

Shares cancelled as contributed capital by shareholders	(2,500,000)	(2,500)	2,500	-	-

Common stock issued for cash at $0.0002 per share on December 15, 1998	2,500,000	2,500	(1,900)	-	600

Common stock issued for cash at $0.20 per share	250,000	250	49,750	-	50,000

Stock offering costs	-	-	(10,000)	-	(10,000)

Net loss from inception of development stage through December 31, 2004	-	-	-	(44,200)	(44,200)

Balance, December 31, 2004	6,250,000	$6,250	$37,950	$(44,200)	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2004	1,250,000	$1,250	$42,950	$(44,200)	$-

Capital contributed by shareholder	-	-	50,000	-	50,000

Net loss for the year ended December 31, 2005	-	-	-	(19,545)	(19,545)

Balance, December 31, 2005	1,250,000	1,250	92,950	(63,745)	30,455

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended December 31, 2006	-	-	-	(23,234)	(23,234)

Balance, December 31, 2006	1,250,000	1,250	97,950	(86,979)	12,221

Common shares issued for debt	1,000,000	1,000	25,300	-	26,300

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended December 31, 2007	-	-	-	(36,752)	(36,752)

Balance, December 31, 2007	2,250,000	2,250	128,250	(123,731)	6,769

Services contributed by shareholders	-	-	32,950	-	32,950

Net loss for the year ended December 31, 2008	-	-	-	(33,876)	(33,876)

Balance, December 31, 2008	2,250,000	$2,250	$161,200	$(157,607)	$5,843

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on January 4,
	For the Years Ended		1990 through
	December 31,		December 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(33,876)	$(36,752)	$(157,607)
Adjustments to reconcile net loss to net used by operating activities:
Services contributed by officers and shareholders	32,950	5,000	37,950
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses - related party	228	-	228

Net Cash Used in Operating Activities	(698)	(31,752)	(119,429)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Contributed capital	-	-	57,400
Cash received on note payable - related	2,413	500	28,713
Sale of common stock for cash	-	-	41,800

Net Cash Provided by Financing Activities	2,413	500	127,913

NET DECREASE IN CASH	1,715	(31,252)	8,484

CASH AT BEGINNING OF PERIOD	6,769	38,021	-

CASH AT END OF PERIOD	$8,484	$6,769	$8,484

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

b. Revenue Recognition

Revenues from the sale of candy products are recognized upon delivery and acceptance by the customer, and when collectability is reasonably assured.

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Years Ended
	December 31,
	2008	2007

Loss (numerator)	$(33,876)	$(36,752)
Shares (denominator)	2,250,000	1,959,589

Per share amount	$(0.02)	$(0.02)

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
NOL carryover	$46,666	$48,255
Valuation allowance	(46,666)	(48,255)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Book Income	$(13,212)	$(14,333)
Contributed services	12,851	1,950
Valuation allowance	361	12,383

	$-	$-

At December 31, 2008, the Company had net operating loss carryforwards of approximately $119,657 that may be offset against future taxable income through 2028. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Principles of Consolidation

The accompanying financial statements include the accounts of Rocky Mountain Fudge Company, Inc. and its wholly owned subsidiary, Wasatch Candy Company, Inc.  All inter-company transactions have been eliminated in the consolidation.

g. Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008 and 2007.

h. Inventory

The Company accounts for inventory of raw materials and finished goods on a cost basis.  The inventory is maintained on a first in- first out (FIFO) basis. The Company’s inventory was $-0- as of December 31, 2008 and 2007.

i. Stock-based Compensation

As of December 31, 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

j. Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Recent Accounting Pronouncements (Continued)
SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Recent Accounting Pronouncements (Continued)
financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007
NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Recent Accounting Pronouncements (Continued)
new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accountingprinciples in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability tosuccessfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – EQUITY TRANSACTIONS

As of December 2007, the Board of Directors of the Company voted in favor of a five-for-one reverse stock split of the Company’s common stock.  The reverse stock split became effective in February 2008. All references to common stock presented within these financial statements have been retroactively restated so as to reflect this reverse stock split as if it had occurred at Company inception.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2008, the Company received a cash advance from an officer and director of $2,413. The advance accrues interest at 10% per annum, is unsecured and due upon demand.  The Company owes $228 in accrued interest on the advance at December 31, 2008.

The Company’s officers contribute their services without compensation. The Company has recorded an expense of $32,950 and $5,000 for the services during the years ended December 31, 2008 and 2007, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rocky Mountain Fudge Company, Inc.

By:	/S/ Steven D. Moulton
Steven D. Moulton
President and C.E.O.
Principal Financial Officer
Principal Accounting Officer
Dated: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Steven D. Moulton	President, C.E.O. and director	March 13, 2009
Steven D. Moulton	Principal Financial Officer
Principal Accounting Officer

/S/ Jacob Colby	Director	March 13, 2009
Jacob Colby

/S/ Claudia. Moulton	Director	March 13, 2009
Claudia Moulton