Form 10-Q
period 2009-03-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2009-05-13
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number  000-51688

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 4, 2009

Common Stock, $.001 par value	2,250,000

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited balance sheet of Rocky Mountain Fudge Company, Inc. at March 31, 2009 and related unaudited statements of operations and cash flows for the three months ended March 31, 2009 and 2008 and the period from January 4, 1990 (date of inception) to March 31, 2009, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  Operating results for the period ended March 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)

CURRENT ASSETS

Cash	$1,141	$8,484

Total Current Assets	1,141	8,484

TOTAL ASSETS	$1,141	$8,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued interest payable - related party	277	228
Note payable - related party	2,413	2,413

Total Current Liabilities	2,690	2,641

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 2,250,000 shares issued and
outstanding, respectively	2,250	2,250
Additional paid-in capital	161,200	161,200
Accumulated deficit	(164,999)	(157,607)

Total Stockholders' Equity (Deficit)	(1,549)	5,843

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,141	$8,484

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

			From Inception
	For the Three		on January 4,
	Months Ended		1990 through
	March 31,		March 31,
	2009	2008	2009

REVENUES	$-	$-	$157,702

COST OF SALES	-	-	58,459

GROSS PROFIT	-	-	99,243

EXPENSES

General and Administrative	7,344	11,256	267,023

Total Expenses	7,344	11,256	267,023

OPERATING LOSS	(7,344)	(11,256)	(167,780)

OTHER INCOME (EXPENSES)

Interest income	-	-	4,437
Interest expense	(48)	(55)	(1,656)

Total Other Income (Expense)	(48)	(55)	2,781

NET LOSS	$(7,392)	$(11,311)	$(164,999)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,250,000	2,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
	For the Three		on January 4,
	Months Ended		1990 through
	March 31,		March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,392)	$(11,311)	$(164,999)

Adjustments to reconcile net loss to
net cash used by operating activities:
Services contributed by officers	-	750	37,950
Changes in operating assets and liabilities:
Increase in accounts receivable	-	-	-
Increase in notes payable	-	-	-
Increase in accrued expenses - related party	49	-	277

Net Cash Used by Operating Activities	(7,343)	(10,561)	(126,772)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	-	-	57,400
Cash received on note receivable - related	-	5,467	28,713
Sale of common stock for cash	-	-	41,800

Net Cash Provided by
Financing Activities	-	5,467	127,913

NET DECREASE IN CASH	(7,343)	(5,094)	1,141

CASH AT BEGINNING OF PERIOD	8,484	6,769	-

CASH AT END OF PERIOD	$1,141	$1,675	$1,141

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009 and December 31, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the period ended
March 31, 2009	$(7,392)	2,250,000	$(0.00)

For the period ended
March 31, 2008	$(11,311)	2,250,000	$(0.01)

b.  Estimates

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

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2009 and December 31, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file. With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before June 30, 2004.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, no adjustment should be made for unrecognized tax benefits.

There are no tax positions included in the balance at March 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 - SHAREHOLDER LOAN

In January 2008, a shareholder advanced $2,750 to the Company.  From that date through March 31, 2009, the shareholder has made several additional advances, and the Company has made some partial payments on the advances.  As of March 31, 2009, the total principal balance of these advances totaled $2,413.   The loans accrue interest at 8.0% per annum.  Accrued interest at March 31, 2009 was $277.  The loans are due on demand.

NOTE 4 - GOING CONCERN

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
March 31, 2009 and December 31, 2008

NOTE 4 - GOING CONCERN (Continued)

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

Going Concern

Our independent auditors have indicated in a footnote to our financial statements that we have not yet established an ongoing source of revenues sufficient to cover operating costs and to allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on us securing and maintaining adequate capital to fund operating losses until we become profitable.  If we are unable to increase revenues or secure adequate financing in the near future, allowing us to fully implement our business plan, our ability to continue as a going concern may be compromised, and we could be forced to cease operations.

Plan of Operation

During the next 12 months, we will continue to explore new kitchen and production facilities for our candy manufacturing business.  If current available funds are not sufficient to complete the facilities as desired, it may be necessary for us to seek funds from our directors or principal stockholders or from outside financing.  Because of our limited capital, we intend to rent a facility with adequate space and equipment to handle anticipated production needs, without having to incur significant expense and capital expenditures.  We anticipate that the any facility we locate will be able to accommodate the packaging of products.

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

As of March 31, 2009, we had $1,141 in cash.  Management expects that we will need additional capital to continue our operations for the remainder of 2009. If revenues do not provide sufficient funds to continue operations, it may be necessary for us to seek additional financing. This would most likely come from current directors, although the directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

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

Our plan of operations for the next twelve months will focus on completing development of our Internet website and building a customer base for our products. This 12-month plan of operations includes our goals of:

●	searching for adequate kitchen facilities, or in the alternative, seeking new business prospects;

●	increasing revenues from sales of candy products;

●	expanding our marketing area to include communities outside the Salt Lake City metropolitan area;

●	expanding the Internet business to be able to attract new customers, regardless of location, which will create an expanded mail order business;

●	hiring additional employees and/or independent contractors if we are successful in expanding our business and adequate funds are available; and

●	attaining profitability.

To achieve these goals during the next twelve months, we intend to exploit our Internet website to the extent possible and create new business by advertising, as funds permit. Management believes that these plans can be successfully implemented.

Results of Operations

For the Three Months Ended March 31, 2009 and 2008

We did not realize any revenues during the three-month period (“first quarter”) ended March 31, 2009 or 2008.  During the first quarter of 2009, we incurred a net loss of $7,392 compared to a $11,311 loss during the first quarter of 2008.  The decreased loss for the first quarter of 2009 is attributed to the 35% decrease in general and administrative expenses during the 2009 period, due to a reduction in legal and accounting costs related to the preparation and filing with the SEC of our requisite periodic reports.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Liquidity and Capital Resources

At March 31, 2009, we had cash on hand of $1,141 compared to $8,484 at December 31, 2008.  The decrease in cash is attributed primarily the payment of ongoing expenses and not realizing revenues during the period.

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

At March 31, 2009, we had total assets of $1,141 in cash and a stockholders' deficit of $1,549, compared to total assets of $8,484 in cash and a stockholders' equity of $5,843 at December 31, 2008.

Net Operating Loss

We have accumulated approximately $119,657 of net operating loss carryforwards through December 31, 2008, which may be offset against taxable income and income taxes in future years.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.   The carry-forwards expire in the year 2028.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2008 or three months ended March 31, 2009 because there is a 50% or greater chance that the carryforward will not be used.  Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective, except for those events discussed below.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, initiated certain changes in our internal control over financial reporting during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The remainder of our plan involves seeking additional training of existing personnel in the area of SEC reporting issues and/or, to the extent deemed necessary, the possible hiring of personnel or outside consultants who are familiar and conversant with SEC reporting issues.  We also plan to allot sufficient time and resources to conduct management’s review of internal control over financial reporting and to timely file our “Management’s Report on Internal Control Over Financial Reporting” in our Annual Report on Form 10-K for the year ending December 31, 2009.

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

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: May 13, 2009	By:	/S/ Steven D. Moulton
Steven D. Moulton
President, C.E.O. and Director
(Principal Accounting Officer)