Form 10-Q
period 2009-09-30
ROCKY MOUNTAIN FUDGE CO IN
filed 2009-11-16
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                     Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 9, 2009

Common Stock, $.001 par value	2,250,000

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.         Financial Statements

The accompanying unaudited balance sheet of Rocky Mountain Fudge Company, Inc. at September 30, 2009 and related unaudited statements of operations and cash flows for the three and nine months ended September 30, 2009 and 2008 and the period from January 4, 1990 (date of inception) to September 30, 2009, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  Operating results for the period ended September 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2009 or any other subsequent period.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$1,265	$8,484

Total Current Assets	1,265	8,484

TOTAL ASSETS	$1,265	$8,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$-	$-
Accrued interest payable - related party	658	228
Note payable - related party	12,413	2,413

Total Current Liabilities	13,071	2,641

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 2,250,000 shares issued and
outstanding, respectively	2,250	2,250
Additional paid-in capital	161,700	161,200
Deficit accumulated during development stage	(175,756)	(157,607)

Total Stockholders' Equity (Deficit)	(11,806)	5,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,265	$8,484

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

					From
					Inception
	For the Three		For the Nine		on January 4,
	Months Ended		Months Ended		1990 through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$157,702

COST OF SALES	-	-	-	-	58,459

GROSS PROFIT	-	-	-	-	99,243

EXPENSES

General and administrative	3,539	11,658	17,719	31,430	277,399

Total Expenses	3,539	11,658	17,719	31,430	277,399

OPERATING LOSS	(3,539)	(11,658)	(17,719)	(31,430)	(178,156)

OTHER INCOME (EXPENSES)

Interest income	-	-	-	-	4,437
Interest expense	(248)	(48)	(430)	(180)	(2,037)

Total Other Income (Expense)	(248)	(48)	(430)	(180)	2,400

NET LOSS	$(3,787)	$(11,706)	$(18,149)	$(31,610)	$(175,756)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,250,000	2,250,000	2,250,000	2,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

			From Inception
	For the Nine		on January 4,
	Months Ended		1990 through
	September 30,		September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(18,149)	$(31,610)	$(175,756)

Adjustments to reconcile net loss to net cash used by operating activities:
Services contributed by officers	500	-	38,450
Changes in operating assets and liabilities:
Increase in accounts payable	-	-	-
Increase in accrued interest - related party	430	181	658

Net Cash Used by Operating Activities	(17,219)	(31,429)	(136,648)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Contributed capital	-	25,750	57,400
Cash received on note receivable - related	10,000	2,412	41,713
Cash paid on note receivable - related	-	-	(3,000)
Sale of common stock for cash	-	-	41,800

Net Cash Provided by Financing Activities	10,000	28,162	137,913

NET DECREASE IN CASH	(7,219)	(3,267)	1,265

CASH AT BEGINNING OF PERIOD	8,484	6,769	-

CASH AT END OF PERIOD	$1,265	$3,502	$1,265

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
September 30, 2009

NOTE 1 -	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended
September 30, 2009	$(3,787)	2,250,000	$(0.00)

For the three months ended
September 30, 2008	$(11,706)	2,250,000	$(0.01)

For the six months ended
September 30, 2009	$(18,149)	2,250,000	$(0.01)

For the six months ended
September 30, 2008	$(31,610)	2,250,000	$(0.01)

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

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
September 30, 2009

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Income Tax

We file federal income tax returns in the U.S. and state income tax returns in those state jurisdictions where we are required to file.  With few exceptions, we are no longer subject to U.S. federal, state or and local income tax examinations by tax authorities for years before June 30, 2006.

We adopted the provisions of FASB Interpretation No. 48 (ASC Topic 740), Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, no adjustment should be made for unrecognized tax benefits.

There are no tax positions included in the balance at September 30, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Our policy is to recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.

d. Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165 (ASC Topic 855), “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
September 30, 2009

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued FAS 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 3 -      SHAREHOLDER LOAN

A shareholder has advanced the Company $12,413 as of September 30 2009.   The loans accrue interest at 8.0% per annum.  Accrued interest at September 30, 2009 was $659.  The loans are due on demand.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
September 30, 2009

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

NOTE 5 -      SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 13, 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Going Concern

As indicated in a footnote to our financial statements we have not yet established an ongoing source of revenues sufficient to cover operating costs and to allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on us securing and maintaining adequate capital to fund operating losses until we become profitable.  If we are unable to increase revenues or secure adequate financing in the near future, allowing us to fully implement our business plan, our ability to continue as a going concern may be compromised, and we could be forced to cease operations.

Plan of Operation

During the next 12 months we will continue our search for a joint venture candidate with whom we can contract to sub-lease industrial-quality kitchen facilities for our fudge production processes.  It is our hope to consummate such a joint venture such that our partner will agree to accept a percentage of earnings as payment for the lease of the kitchen facility, so as to minimize the amount of up-front capital required.  If we are unable to consummate such venture, we will continue to search for a facility with adequate space and kitchen equipment such that we can rent the facility on a seasonal basis, when demand for our fudge products is at its highest. If current available funds are not sufficient to complete the facilities as desired, it may be necessary for us to seek funds from our directors or principal stockholders or from outside financing. We anticipate that any facility we locate will be able to accommodate the packaging of products.

We are also in the early stages of updating our website (www.greatestfudgeonearth.com) so as to accommodate online orders.  It is our hope that this process will allow for minimal sales staff and minimal advertising expenses.  We will also continue selling products at local retail outlets and in booths located at special events, fairs and festivals.

As of September 30, 2009, we had $1,265 in cash and management anticipates needing additional capital to continue operations for the remainder of 2009. If revenues do not provide sufficient funds to continue operations, we may need to seek additional financing. Any additional funds would most likely come from current directors, although directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

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

●      searching for adequate kitchen facilities or a joint venture candidate;

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

Results of Operations

For the Three Months Ended September 30, 2009 and 2008

We did not realize any revenues during the three-month periods (“third quarter”) ended September 30, 2009 or 2008.  During the third quarter of 2009, we incurred a net loss of $3,787 compared to a $11,706 loss during the third quarter of 2008.  The decreased loss for the third quarter of 2009 is attributed to the 70% decrease in general and administrative expenses from $11,658 for the 2008 period compared to $3,539 for the 2009 period, primarily due to a reduction in legal and accounting costs related to the preparation and filing with the SEC of our requisite periodic reports.

For the Nine Months Ended September 30, 2009 and 2008

We did not realize any revenues during the nine-month periods ended September 30, 2009 or 2008 and incurred a net loss of $18,149 for the 2009 period compared to a $31,610 loss for the 2008 period.  The decreased loss for the first nine months of 2009 is attributed to the 44% decrease in general and administrative expenses from $31,430 for the 2008 period compared to $17,719 for the 2009 period, also due to reduced legal and accounting costs.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Liquidity and Capital Resources

At September 30, 2009, we had cash on hand of $1,265 compared to $8,484 at December 31, 2008.  The decrease in cash is attributed primarily to the payment of ongoing expenses and not realizing revenues during the period.

We estimate cash requirements for the next twelve months to be approximately $25,000.  Current cash on hand will not be sufficient and if we do not realize adequate revenues, we will need to seek additional funding.  We have no agreements or arrangements for future capital.  We have received $10,000 during the first nine months from a stockholder.  If management or stockholders are unable to provide additional future funding, if the need arises, we may have to look at alternative sources of funding.  We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.  In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

At September 30, 2009, we had total assets of $1,265 in cash and a stockholders' deficit of $11,806, compared to total assets of $8,484 in cash and a stockholders' equity of $5,843 at December 31, 2008.

Net Operating Loss

We have accumulated approximately $119,657 of net operating loss carryforwards through December 31, 2008, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry forwards expire in the year 2028. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 or nine months ended September 30, 2009 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective, except for those events discussed below.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2009. Based on its evaluation, management, including the chief executive officer and principal accounting officer, concluded that there have been no changes in our internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: November 13, 2009	By:	/S/ Steven D. Moulton
Steven D. Moulton
President, C.E.O. and Director
(Principal Accounting Officer)