Form 10-K
period 2009-12-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2010-04-15
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was $171,000_.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 15, 2010 was 2,250,000.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

TABLE OF CONTENTS

As used in this report, unless otherwise indicated, “we”, “us”, “our”, “Rocky Mountain Fudge” and the “company” refer to Rocky Mountain Fudge Company, Inc.

PART I

Item 1.  Business.

Rocky Mountain Fudge Company, Inc. was established in 1990 to engage in the business of manufacturing and retailing fudge candy.  In December 1998, we completed an initial public offering of 50,000 shares of its common stock for the offering price of $1.00 per share, resulting in gross proceeds of $50,000.  In 2005, we effected a forward stock split of our issued and outstanding shares of common stock on a five shares for one share basis.  In January 2008, we effected a reverse stock split of our outstanding shares on a one share for five shares basis.  As a result of these actions, we currently have outstanding 2,250,000 shares of common stock.

Since inception, we have manufactured and marketed candy products on a seasonal basis. Our principal product is fudge candy, which is produced and sold to retail consumers in northern Utah and surrounding areas. We also produce a brittle candy. All products are made using proprietary recipes contributed by one of our co-founders.  Historically, we have used various facilities to produce our candy products and sold products through retail booths that the company would rent at various locations, such as established crafts boutiques, festivals and fairs.   Management estimates that approximately 90% of our revenues historically have been realized during the Thanksgiving and Christmas periods.

In 2005, we focused on developing an Internet website to be used for the promotion and sale of our products.  Management’s intent was that the website would eventually become our primary marketing focus, although we would continue selling products at local retail outlets and in booths located at special events, fairs and festivals.  We experienced decreased sales during 2007 and 2008, which we attributed to being unable to locate an adequate permanent location from which to produce our candy products.

During 2010 we intend to search for a joint venture candidate with whom we can contract to sub-lease industrial-quality kitchen facilities for our fudge production processes.  Ideally, we would like to find a joint venture partner that would accept a percentage of earnings as payment for the lease of the kitchen facility.  This would minimize the amount of up-front capital required.  In the alternative, we will attempt to locate a facility with adequate space and kitchen equipment such that we can rent the facility on a seasonal basis. If current available funds are not sufficient to complete the facilities as desired, we may need to seek funds from our directors or principal stockholders or from outside financing. We anticipate that any facility we locate will also be able to accommodate the packaging of products.

We are in the early stages of updating our website (www.greatestfudgeonearth.com) so as to accommodate online orders.  It is our hope that this process will allow for minimal sales staff and minimal advertising expenses.  We will also continue selling products at local retail outlets and in booths located at special events, fairs and festivals.  If we are unable to increase revenues and attain profitability, it may become necessary for management to explore alternative business plans.

During 2010, we will focus on completing development of our Internet website and building a customer base for our products. We also plan to:

●      search for adequate kitchen facilities or a joint venture candidate;

●      increase revenues from sales of candy products;

●      expand our marketing area to include communities outside the Salt Lake City metropolitan area;

●      expand our Internet business to be able to attract new customers, regardless of location, which will create an expanded mail order business;

●      hire additional employees and/or independent contractors if we are successful in expanding our business and adequate funds are available; and

●      attain profitability.

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

Distribution

Historically, we have sold our products by way of rented booths at various special functions, fairs and other events, concentrating sales during the Thanksgiving and Christmas seasons.  Most sales have been made in face-to-face transactions at one of our retail booths.  To date, Internet sales have not been successful, although we continue to explore ways to increase our Internet business or possible alternative strategies.

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

Governmental Regulations

Our operations and production of candy are subject to U.S. Department of Agriculture ("USDA") regulations requiring labeling of ingredients on its candy containers.  Management believes that we are in compliance with this regulation. Our manufacturing facilities are also subject to periodic USDA inspections for cleanliness and scales, which are used for weighing quantities of product at retail, and are subject to periodic testing by the Division of Weights and Measures of the Utah Department of Agriculture.  With the exception of periodic inspections by the USDA for cleanliness of facilities, management believes that we do not have to comply with any specific environmental laws.

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

Presently, we use the services of both Mr. and Mrs. Moulton on an as-needed basis.  During 2009, their services were contributed to the company and they did not receive any compensation.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
2008
First Quarter	$5.05	$2.00
Second Quarter	1.50	1.50
Third Quarter	1.95	1.95
Fourth Quarter	1.80	1.80
2009
First Quarter	$1.80	$1.25
Second Quarter	1.25	0.38
Third Quarter	0.80	0.38
Fourth Quarter	1.10	0.80

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Because of the limited market for our common stock, investors and prospective investors should not presume that the above quotations represent the price at which our shares may be purchased or sold.

As of  March 25, 2010, there were approximately 60 holders of record of our common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

We are a development stage company with limited assets, operations and revenues.  Ongoing operating expense, including the costs associated with the preparation and filing of our periodic reports with the SEC, have been paid for by advances from a stockholder.  It is anticipated that we will require approximately $15,000 over the next 12 months to fund our operations and to maintain our corporate viability.  We believe that necessary funds will most likely be provided by officers, directors or a stockholder in the immediate future. However, unless we are able to generate sufficient revenues or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Results of Operations

During the year ended December 31, 2009, we did not realize any revenues compared to $11,485 in revenues in 2008.  This decrease was due to the Company electing to refrain from producing fudge during the year, due primarily to our lack of suitable industrial kitchen facilities.  Cost of sales were $8,450 for 2008 compared to $0 for 2009 due to our lack of sales.  General and administrative expenses were $25,509 in 2009, a 30% decrease from $36,682 in 2008 due to a decrease in professional fees.

For 2009, our net loss was $26,287, or $0.01 per share, compared to $33,876 in 2008.  The decrease is attributed primarily to the decrease in cost of sales due to the lack of sales and the lower general and administrative expenses in 2009.

Liquidity and Capital Resources

The majority of our expenses incurred during 2009 were paid by a stockholder. Because of our limited revenues and cash reserves, we expect to continue to rely on our directors or a stockholder to pay our expenses until such time we realize adequate revenues from the production and sales of candy products.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy our cash needs.

At December 31, 2009, we had total current assets consisting of cash of $5,476 compared to $8,484 in cash at December 31, 2008.  Current liabilities increased from $2,641 at December 31, 2008 to $24,920 at December 31, 2009.  This increase is primarily due to the increase in notes payable – related party from $2,413 at the 2008 year end to $22,413 at the 2009 year end, which reflects the increased borrowing from a stockholder.  Working capital at December 31, 2009 was a negative $19,444 compared to a positive $5,843 at December 31, 2008, also reflecting the increase in notes payable – related party.  At December 31, 2009 we had total assets of $5,476 and a stockholders’ deficit of $19,444, compared to total assets of $8,484 and a stockholders' equity of $5,843 at December 31, 2008.

Cash decreased from $8,484 at December 31, 2008 to $5,476, at December 31, 2009.  Net cash used by operating activities was $23,008 for 2009 compared to net cash used by operating activities of $26,448 for 2008, which primarily reflects $7,200 that was recognized in 2008 as services contributed by officers and shareholders, compared to $1,000 in 2009.  We also realized $20,000 in 2009 from financing activities that represents monies received under the terms of a related-party note payable, compared to $2,413 in 2008.  In addition, $25,750 was contributed to the Company during the year ended December 31, 2008.

If 2010 revenues do not provide sufficient funds to continue operations, we will need to seek additional financing, most likely from directors or a stockholder, although no one is under any obligation to provide additional funding.  Further, there can be no assurance that outside funding would be available on terms acceptable to us, or at all.

In the opinion of management, inflation has not and will not have a material effect on our ongoing operations.

Net Operating Loss

We have accumulated approximately $166,951 of net operating loss carryforwards as of December 31, 2009. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2009 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable at this time.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) did not have a significant effect on our financial statements as of December 31, 2009.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We do not expect the adoption of FAS 166 to have an impact on results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  We do not expect the adoption of  FAS 167 to have an impact on results of operations, financial condition or cash flows.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact our results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. We implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.  We do not expect the adoption of  FAS 168 to have an impact on results of operations, financial condition or cash flows.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2009 and 2008 have been examined to the extent indicated in their reports by Pritchett, Siler & Hardy, P.C., independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 7, 2009, we dismissed Moore & Associates Chartered as our independent registered public accountants.  None of the reports of Moore & Associates on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.  During the two most recent fiscal years, there were no disagreements with Moore and Associates, whether or not resolved, on any matter of accounting principles or practices,  financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant's financial statements.

On August 27, 2009, the PCAOB issued PCAOB Release No. 105-2009-006 revoking the registration of Moore & Associates, Chartered and barring Michael J. Moore, CPA, from being an associated person of a registered public accounting firm.  The PCAOB imposed these sanctions on the basis of its findings concerning the alleged violations of Moore & Associates and Michael J. Moore of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, PCAOB rules and auditing standards in auditing the financial statements of three issuer clients from 2006 to 2008, PCAOB rules and quality controls standards, and noncooperation with a Board investigation.  A copy of the PCAOB Release can be accessed at the PCAOB website at http://www.pcaobus.org.

On August 7, 2009, we engaged the accounting firm of Seale and Beers, CPAs as our new independent registered public accounting firm. Our board of directors approved the dismissal of Moore & Associates Chartered and the engagement of Seale and Beers, CPAs.  During the two most recent fiscal years and the interim periods preceding the engagement, we did not consult Seale and Beers regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

On September 28, 2009, we dismissed Seale and Beers, CPAs as our independent certifying accountants pursuant to the unanimous consent of our board of directors.  We initially retained Seale and Beers on August 7, 2009, but the firm did not perform any auditing or accounting services nor has it issued any audit or other reports on our financial statements.  Accordingly, since we retained Seale and Beers, we had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seale and Beers’ satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On September 28, 2009, we engaged Pritchett, Siler & Hardy, P.C. as our new independent certifying accountants.  Our board of directors unanimously approved the engagement of Pritchett, Siler & Hardy.  During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Pritchett, Siler & Hardy regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our President, acting as both our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of  “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

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

Management, including our President acting as both chief executive officer and principal accounting officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2009.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Steven D. Moulton	48	President, Secretary / Treasurer and Director
Jacob Colby	22	Director
Claudia Moulton	48	Director

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

Claudia Moulton, age 48. Graduated from Highland High School in Salt Lake City, Utah, in 1980.  She received a B.S. in Elementary Education from the University of Utah in 1987. Ms. Moulton was employed by Granite School District in Salt Lake City as an Elementary Teacher from 1987 to 1999. In 1999, she left her teaching position and has been a homemaker since that time.  Ms. Moulton is the wife of our President, Steven D. Moulton.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based on a review of filings made with the SEC, we believe that the requisite reports have been filed during the fiscal year 2009.

Code of Ethics

We currently do not have a code of ethics.  During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.        Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2009 and 2008.  We expect that directors will defer any compensation until such time as we realize sufficient revenues to pay such compensation.  As of the date hereof, no person has accrued any compensation.

On April 16, 2007, following the resignations of Ronald Moulton as a director, President and CEO, and of Vallerie Moulton as a director and Secretary, we entered into Consulting Agreements with each person for a term of three years each. Under the agreements, Mr. Moulton was to provide consulting services related to the production and marketing of our products and act as an advisor to our management. He was to be compensated at the rate of $20.00 per hour for his services and be reimbursed for expenses related to his services. Mrs. Moulton was to oversee production of products and consult with management in connection with marketing and strategic planning. She was to be compensated at the rate of $20.00 per hour for her services and be reimbursed for expenses related to her services. Both agreements were subsequently terminated without any services being provided.  Presently, we use the services of both Mr. and Mrs. Moulton on an as-needed basis.  During 2009, their services were contributed to the company and they did not receive any compensation.

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

The following table sets forth information, to the best of our knowledge, as of April 14, 2010, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

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

(1)           Based upon 2,250,000 shares of common stock outstanding on April 14, 2010.

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

Audit Fees

The aggregate fees billed by our former independent auditors, Moore & Associates, Chartered, for professional services rendered for the audit of our annual financial statements included in our annual report for the year ended December 31, 2008 and for the review of quarterly financial statements included in our quarterly reports during 2008, were $5,500.  Moore & Associates also billed $1,500 for the review of our quarterly financial statements included in our quarterly reports during 2009.  Our other former independent auditors Seal and Beers, CPAs did not bill us for services in 2009.

Pritchett, Siler & Hardy, P.C., our new auditors as of October 2009, billed us $1,500 for the review of quarterly financial statements included in our quarterly report for September 30, 2009.

Audit Related Fees

For the year ended December 31, 2009 and 2008, there were no fees billed for assurance and related services by our former auditors, Moore & Associates and Seale and Beers, or our current auditors Pritchett, Siler & Hardy, relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2009 and 2008, no fees were billed by our former auditors, Moore & Associates and Seale and Beers, or our current auditors Pritchett, Siler & Hardy, for tax compliance, tax advice and tax planning.

We do not use Pritchett, Siler & Hardy for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Pritchett, Siler & Hardy to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Pritchett, Siler & Hardy and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Pritchett, Siler & Hardy’s independence.

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

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Rocky Mountain Fudge Company, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Rocky Mountain Fudge Company, Inc. [a development stage company] as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on January 4, 1990 through December 31, 2009. Rocky Mountain Fudge Company, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Fudge Company, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from inception on January 4, 1990 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming Rocky Mountain Fudge Company, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Rocky Mountain Fudge Company, Inc. has incurred losses since its inception and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 15, 2010

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS

Cash	$5,476	$8,484

Total Current Assets	5,476	8,484

TOTAL ASSETS	$5,476	$8,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,500	$-
Note payable - related party	22,413	2,413
Accrued interest payable - related party	1,007	228

Total Current Liabilities	24,920	2,641

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized, at $0.001 par value, 2,250,000 shares issued and outstanding	2,250	2,250
Additional paid-in capital	162,200	161,200
Deficit accumulated during the development stage	(183,894)	(157,607)

Total Stockholders' Equity (Deficit)	(19,444)	5,843

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,476	$8,484

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception
			on January 4,
	For the Years Ended		1990 through
	December 31,		December 31,
	2009	2008	2009

REVENUES	$-	$11,485	$157,702

COST OF SALES	-	8,450	58,459

GROSS PROFIT (LOSS)	-	3,035	99,243

EXPENSES

General and Administrative	25,509	36,682	285,188

Total Expenses	25,509	36,682	285,188

OPERATING LOSS	(25,509)	(33,647)	(185,945)

OTHER INCOME (EXPENSES)

Interest income	-	-	4,437
Interest expense	(778)	(229)	(2,386)

Total Other Income (Expenses)	(778)	(229)	2,051

LOSS BEFORE INCOME TAXES	(26,287)	(33,876)	(183,894)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(26,287)	$(33,876)	$(183,894)

BASIC LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,250,000	2,250,000

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance at inception of development stage on January 4, 1990	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on August 10, 1990	1,200,000	1,200	-	-	1,200

Services contributed by shareholders	-	-	2,400	-	2,400

Shares cancelled as contributed capital by shareholders	(500,000)	(500)	500	-	-

Common stock issued for cash at $0.0012 per share on December 15, 1998	500,000	500	100	-	600

Common stock issued for cash at $1.00 per share	50,000	50	49,950	-	50,000

Stock offering costs	-	-	(10,000)	-	(10,000)

Net loss from inception of development stage through December 31, 2004	-	-	-	(44,200)	(44,200)

Balance, December 31, 2004	1,250,000	$1,250	$42,950	$(44,200)	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2004	1,250,000	$1,250	$42,950	$(44,200)	$-

Capital contributed by shareholder	-	-	50,000	-	50,000

Net loss for the year ended December 31, 2005	-	-	-	(19,545)	(19,545)

Balance, December 31, 2005	1,250,000	1,250	92,950	(63,745)	30,455

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended December 31, 2006	-	-	-	(23,234)	(23,234)

Balance, December 31, 2006	1,250,000	1,250	97,950	(86,979)	12,221

Common shares issued for debt	1,000,000	1,000	25,300	-	26,300

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended December 31, 2007	-	-	-	(36,752)	(36,752)

Balance, December 31, 2007	2,250,000	2,250	128,250	(123,731)	6,769

Services contributed by shareholders	-	-	7,200	-	7,200

Capital contributed by sharholder	-	-	25,750	-	25,750

Net loss for the year ended December 31, 2008	-	-	-	(33,876)	(33,876)

Balance, December 31, 2008	2,250,000	2,250	161,200	(157,607)	5,843

Services contributed by shareholders	-	-	1,000	-	1,000

Net loss for the year ended December 31, 2009	-	-	-	(26,287)	(26,287)

Balance, December 31, 2009	2,250,000	$2,250	$162,200	$(183,894)	$(19,444)

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on January 4,
	For the Years Ended		1990 through
	December 31,		December 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(26,287)	$(33,876)	$(183,894)
Adjustments to reconcile net loss to net cash used by operating activities:
Services contributed by officers and shareholders	1,000	7,200	13,200
Changes in operating assets and liabilities
Increase in accounts payable	1,500	-	1,500
Increase in accrued interest - related party	779	228	1,007

Net Cash Used in Operating Activities	(23,008)	(26,448)	(168,187)

INVESTING ACTIVITIES	-	-	-

FINANCING ACTIVITIES

Contributed capital	-	25,750	83,150
Cash received on note payable - related	20,000	2,413	48,713
Sale of common stock for cash	-	-	41,800

Net Cash Provided by Financing Activities	20,000	28,163	173,663

NET INCREASE (DECREASE) IN CASH	(3,008)	1,715	5,476

CASH AT BEGINNING OF PERIOD	8,484	6,769	-

CASH AT END OF PERIOD	$5,476	$8,484	$5,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Business and Organization

Rocky Mountain  Fudge  Company,  Inc. (The Company) was organized on January  4, 1990,  under the laws of the State of Utah to engage in the  business  of making and  selling fudge  candy (dba Vallerie's Country Candy,  Inc.) Pursuant to Statement of Accounting Standards Codification (ASC) Topic 915, "Accounting and Reporting by Development Stage Enterprises," the Company is classified as a development stage company.  On August 9, 1992, the Company changed its name to RV&S Enterprises, Inc. On July 28, 1998, the Company again changed its name to Rocky Mountain Fudge Company, Inc. and commenced sales of candy products over the internet and through direct sales.

In order to relocate its domicile, the Company created a new wholly-owned subsidiary in the State of Nevada under the name of Rocky Mountain Fudge Company, Inc.  The Nevada corporation has the same capitalization as the Company; 50 million shares of common stock, par value $0.001 per share. The Company and the newly formed Nevada entity then executed an Agreement and Plan of Merger for the sole purpose of changing the Company's domicile to Nevada. As a result of the merger transaction, the Utah corporation was merged with and into the Nevada corporation, with the Nevada entity being the survivor.  Each Company stockholder was entitled to exchange their shares of common stock in the Utah entity for the same number of shares in the Nevada entity, adjusted for the five-for-one forward stock-split.

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

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.
	For the Years Ended
	December 31,
	2009	2008

Loss (numerator)	$(26,286)	$(33,876)
Shares (denominator)	2,250,000	2,250,000
Per share amount	$(0.01)	$(0.02)

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

e. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation  allowance when, in the opinion of management,  it is more likely than not that some  portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL carryover	$65,101	$54,849
Valuation allowance	(65,101)	(54,849)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:
	2009	2008

Book Income	$(10,252)	$(13,212)
Valuation allowance	10,252	13,212
	$-	$-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $166,951 that may be offset against future taxable income through 2029. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Principles of Consolidation

The accompanying financial statements include the accounts of Rocky Mountain Fudge Company, Inc. and its wholly-owned subsidiary, Wasatch Candy Company, Inc.  All inter-company transactions have been eliminated in the consolidation.

g. Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2009 and 2008.

h. Inventory

The Company accounts for inventory of raw materials and finished goods on a cost basis.  The inventory is maintained on a first in- first out (FIFO) basis. The Company’s inventory was $-0- as of December 31, 2009 and 2008.

i. Stock-based Compensation

As of December 31, 2009, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R (ASC Topic 718) effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

j. Recent Accounting Pronouncements

During the year ended December 31, 2009, the Company adopted the following accounting pronouncements:

In May 2009, the FASB issued FAS 165, “Subsequent Events” (ASC Topic 855).  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Recent Accounting Pronouncements

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140 (ASC Topic 860). FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R)” (ASC Topic 810). FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC Topic 105). FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

NOTE 3 – EQUITY TRANSACTIONS

As of December 2007, the Board of Directors of the Company voted in favor of a five-for-one reverse stock split of the Company’s common stock.  The reverse stock split became effective in February 2008. All references to common stock presented within these financial statements have been retroactively restated so as to reflect this reverse stock split as if it had occurred at Company’s inception.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company received cash advances from an officer and director totaling $20,000. The advances accrue interest at 10% per annum, are unsecured and due upon demand.  The Company owes $1,007 and $228 in accrued interest on the advances at December 31, 2009 and 2008, respectively.

The Company’s officers contribute their services without compensation. The Company has recorded an expense of $1,000 and $32,950 for these services contributed to the Company during the years ended December 31, 2009 and 2008, respectively.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no items to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rocky Mountain Fudge Company, Inc.

By:	/S/ Steven D. Moulton
Steven D. Moulton
President and C.E.O.
Principal Financial Officer
Principal Accounting Officer
Dated: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

April 15, 2010
/S/ Steven D. Moulton	President, C.E.O. and director
Steven D. Moulton	Principal Financial Officer
Principal Accounting Officer

April 15, 2010
/S/ Jacob Colby	Director
Jacob Colby

April 15, 2010
/S/ Claudia. Moulton	Director
Claudia Moulton