Form 10-Q
period 2010-03-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2010-05-05
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 4, 2010

Common Stock, $.001 par value	2,250,000

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.          Financial Statements

The accompanying unaudited balance sheet of Rocky Mountain Fudge Company, Inc. at March 31, 2010 and related unaudited statements of operations and cash flows for the three months ended March 31, 2010 and 2009, and for the period from January 4, 1990 (date of inception) to March 31, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  Operating results for the period ended March 31, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2010

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$1,697	$5,476

Total Current Assets	1,697	5,476

TOTAL ASSETS	$1,697	$5,476

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,655	$1,500
Accrued interest payable - related party	1,455	1,007
Note payable - related party	22,413	22,413

Total Current Liabilities	27,523	24,920

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized,
at $0.001 par value, 2,250,000 shares issued and
outstanding, respectively	2,250	2,250
Additional paid-in capital	162,700	162,200
Accumulated deficit	(190,776)	(183,894)

Total Stockholders' Equity (Deficit)	(25,826)	(19,444)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,697	$5,476

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

			From Inception
	For the Three		on January 4,
	Months Ended		1990 through
	March 31,		March 31,
	2010	2009	2010

REVENUES	$-	$-	$157,702

COST OF SALES	-	-	58,459

GROSS PROFIT	-	-	99,243

EXPENSES

General and Administrative	6,434	7,344	291,622

Total Expenses	6,434	7,344	291,622

OPERATING LOSS	(6,434)	(7,344)	(192,379)

OTHER INCOME (EXPENSES)

Interest income	-	-	4,437
Interest expense	(448)	(48)	(2,834)

Total Other Income (Expense)	(448)	(48)	1,603

NET LOSS	$(6,882)	$(7,392)	$(190,776)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	2,250,000	2,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
	For the Three		on January 4,
	Months Ended		1990 through
	March 31,		March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,882)	$(7,392)	$(190,776)

Adjustments to reconcile net loss to
net cash used by operating activities:
Services contributed by officers
and shareholders	500	-	13,700
Changes in operating assets and liabilities:
Increase in accounts payable	2,155	-	3,655
Increase in accrued expenses - related party	448	49	1,455

Net Cash Used by Operating Activities	(3,779)	(7,343)	(171,966)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	-	-	83,150
Cash received on note receivable - related	-	-	48,713
Sale of common stock for cash	-	-	41,800

Net Cash Provided by
Financing Activities	-	-	173,663

NET DECREASE IN CASH	(3,779)	(7,343)	1,697

CASH AT BEGINNING OF PERIOD	5,476	8,484	-

CASH AT END OF PERIOD	$1,697	$1,141	$1,697

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2010 and December 31, 2009

NOTE 1 -      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted-average number of shares outstanding during the period of the financial statements as follows:
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2010	$(6,882)	2,250,000	$(0.00)

For the three months ended March 31, 2009	$(7,392)	2,250,000	$(0.00)

b.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2010 and December 31, 2009

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There are no tax positions included in the balance at March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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
March 31, 2010 and December 31, 2009

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

NOTE 3 -      SHAREHOLDER LOAN

A shareholder has advanced the Company $22,413 as of March 31, 2010.   The loans accrue interest at 8.0% per annum.  Accrued interest at March 31, 2010 was $1,455.  The loans are due on demand.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2010 and December 31, 2009

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

The Company has evaluated subsequent events from the balance sheet date through May 4, 2010.

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

Plan of Operation

During the next 12 months we will discontinue our search for a joint venture candidate with whom we can contract to sub-lease industrial-quality kitchen facilities for our fudge production processes.  We will instead commence a search for business partners to whom we can sell our proprietary fudge recipe and production technique.  Our hope is to sell the recipe for $5,000 to approximately 100 different entities, yielding a cash inflow of approximately $500,000.  We hope to locate two or more entities in each of the fifty states, and will focus primarily on entities with existing industrial kitchen facilities, primarily in locations with high tourist traffic. We believe this to be a feasible strategy, given the fact that our proprietary fudge recipe and production process is fairly simple to undertake, and produces a far superior fudge product to the majority of what is currently on the market.  This strategy would eliminate our obligations with respect to production and shipping of product.  With the proceeds of the fudge recipe sale we will expand our fudge and brittle operations locally.  As of the date hereof, we have not completed any sales of our proprietary reciepe and there can be no assurance that we can successfully make such sales in the future.

In addition, we will commence exploration for potential merger candidates – existing operating entities or start-ups, likely in the real estate industry.  Any such mergers would be facilitated with the issuance of common stock, and would play a key role in diversifying our business interests.  If cash inflows derived from the sale of our fudge recipe are not sufficient to fund the search for merger candidates as desired, it may be necessary for us to seek funds from our directors or principal stockholders or from outside financing.  No assurance can be given that we will be successful in locating, negotiating or consummating any future merger.

We are also in the early stages of updating our website (www.greatestfudgeonearth.com) so as to accommodate online orders.  It is our hope that this process will allow for minimal sales staff and minimal advertising expenses.  We will also continue selling products at local retail outlets and in booths located at special events, fairs and festivals.

As of March 31, 2010, we had $1,697 in cash and management anticipates needing additional capital to continue operations for the remainder of 2010. If revenues do not provide sufficient funds to continue operations, we may need to seek additional financing. Any additional funds would most likely come from current directors, although directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

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

Our plan of operations for the next twelve months will focus on completing development of our Internet website and locating business partners to whom we can sell our proprietary fudge recipe and production process. This 12-month plan of operations includes our goals of:

●    increasing revenues from sales of candy products;

●   expanding our marketing area to include communities outside the Salt Lake City metropolitan area;

●   expanding the Internet business to be able to attract new customers, regardless of location, which will create an expanded mail order business;

●   locating business partners to whom we can sell our fudge recipe and production process;

●   locating existing operating entities with whom we can merge, to aid in business diversification.

To achieve these goals during the next twelve months, we intend to exploit our Internet website to the extent possible and create new business by advertising, as funds permit. Management believes that these plans can be successfully implemented.

Results of Operations

For the Three Months Ended March 31, 2010 and 2009

We did not realize any revenues during the three-month periods (“third quarter”) ended March 31, 2010 and 2009.  During the first quarter of 2010, we incurred a net loss of $6,882 compared to a $7,392 loss during the first quarter of 2009.  The decreased loss for the first quarter of 2010 is attributed primarily to the 12% decrease in general and administrative expenses from $7,344 for the 2009 period compared to $6,434 for the 2010 period, primarily due to a reduction in legal and accounting costs related to the preparation and filing with the SEC of our requisite periodic reports.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Liquidity and Capital Resources

At March 31, 2010, we had cash on hand of $1,697 compared to $5,476 at December 31, 2009.  The decrease in cash is attributed primarily the payment of ongoing expenses and not realizing revenues during the period.

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

At March 31, 2010, we had total assets of $1,697 in cash and a stockholders' deficit of $25,826, compared to total assets of $5,476 in cash and a stockholders' deficit of $19,444 at December 31, 2009.

Net Operating Loss

We have accumulated approximately $167,000 of net operating loss carryforwards through December 31, 2009, which may be offset against taxable income and income taxes in future years.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.   The carry-forwards expire in the year 2029.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2009 or the three months ended March 31, 2010 because there is a 50% or greater chance that the carryforward will not be used.  Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective, except for those events discussed below.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, initiated certain changes in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.   Other Information

On April 27, 2010, we dismissed the firm of Pritchett, Siler & Hardy, P.C., Certified Public Accountants (“Pritchett, Siler & Hardy”), as our independent certifying accountants pursuant to the unanimous consent of our Board of Directors.  We initially retained Pritchett, Siler & Hardy on September 28, 2009, and the firm issued an audit report dated April 15, 2010 relating to our financial statements as of December 31, 2009.  We have had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Pritchett, Siler & Hardy’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On April 27, 2010, we engaged Sadler, Gibb and Associates, Certified Public Accountants (“Sadler, Gibb and Associates”), as our new independent certifying accountants. During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Sadler, Gibb and Associates regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

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

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: May 4, 2010	By:	/S/ Steven D. Moulton
Steven D. Moulton
President, C.E.O. and Director
(Principal Accounting Officer)