Form 10-Q
period 2010-06-30
ROCKY MOUNTAIN FUDGE CO IN
filed 2010-08-09
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to  __________

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 6, 2010
Common Stock, $.001 par value	8,250,000

PART  I   —   FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited consolidated balance sheets of Rocky Mountain Fudge Company, Inc. at June 30, 2010 and December 31, 2009 and related unaudited consolidated statements of operations and cash flows for the three and six months ended June 30, 2010 and 2009, and for the period from January 4, 1990 (date of inception) to June 30, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  Operating results for the period ended June 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$34,309	$5,476

Total Current Assets	34,309	5,476

FIXED ASSETS

Computer equipment, net	2,048	-

TOTAL ASSETS	$36,357	$5,476

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,059	$1,500
Accrued interest payable - related party	-	1,007
Note payable - related party	-	22,413

Total Current Liabilities	3,059	24,920

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 75,000,000 shares authorized, at $0.001 par value, 8,250,000 and 2,250,000 shares issued and outstanding, respectively	8,250	2,250
Additional paid-in capital	231,264	162,200
Deficit accumulated during the development stage	(206,216)	(183,894)

Total Stockholders' Equity (Deficit)	33,298	(19,444)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$36,357	$5,476

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
	For the Three		For the Six		on January 4,
	Months Ended		Months Ended		1990 through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$157,702

COST OF SALES	-	-	-	-	58,459

GROSS PROFIT	-	-	-	-	99,243

OPERATING EXPENSES

General and administrative	15,243	6,837	21,678	14,181	306,865

Total Operating Expenses	15,243	6,837	21,678	14,181	306,865

OPERATING LOSS	(15,243)	(6,837)	(21,678)	(14,181)	(207,622)

OTHER INCOME (EXPENSES)

Interest income	-	-	-	-	4,437
Interest expense	(197)	(133)	(644)	(181)	(3,031)

Total Other Income (Expense)	(197)	(133)	(644)	(181)	1,406

LOSS BEFORE INCOME TAXES	(15,440)	(6,970)	(22,322)	(14,362)	(206,216)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(15,440)	$(6,970)	$(22,322)	$(14,362)	$(206,216)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,612,637	2,250,000	3,940,608	2,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2004	1,250,000	$1,250	$42,950	$(44,200)	$-

Capital contributed by shareholder	-	-	50,000	-	50,000

Net loss for the year ended
December 31, 2005	-	-	-	(19,545)	(19,545)

Balance, December 31, 2005	1,250,000	1,250	92,950	(63,745)	30,455

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended
December 31, 2006	-	-	-	(23,234)	(23,234)

Balance, December 31, 2006	1,250,000	1,250	97,950	(86,979)	12,221

Common shares issued for debt	1,000,000	1,000	25,300	-	26,300

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended
December 31, 2007	-	-	-	(36,752)	(36,752)

Balance, December 31, 2008	2,250,000	2,250	128,250	(123,731)	6,769

Services contributed by shareholders	-	-	7,200	-	7,200

Capital contributed by shareholder	-	-	25,750	-	25,750

Net loss for the year ended
December 31, 2008	-	-	-	(33,876)	(33,876)

Balance, December 31, 2008	2,250,000	2,250	161,200	(157,607)	5,843

Services contributed by shareholders	-	-	1,000	-	1,000

Net loss for the year ended
December 31, 2009	-	-	-	(26,287)	(26,287)

Balance, December 31, 2009	2,250,000	2,250	162,200	(183,894)	(19,444)

Common shares issued for cash	4,000,000	4,000	46,000	-	50,000

Common shares issued for debt	2,000,000	2,000	22,064	-	24,064

Services contributed by shareholders	-	-	1,000	-	1,000

Net loss for the six months ended
June 30, 2010	-	-	-	(22,322)	(22,322)

Balance, June 30, 2010	8,250,000	$8,250	$231,264	$(206,216)	$33,298

The accompanying notes are an integral part of these financial statements

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six		on January 4,
	Months Ended		1990 through
	June 30,		June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(22,322)	$(14,362)	$(206,216)
Adjustments to reconcile net loss to
net cash used by operating activities:
Services contributed by officers
and shareholders	1,000	500	14,200
Common stock issued for interest
on related party note	-	-	1,007
Changes in operating assets and liabilities:
Increase in accounts payable	1,559	-	3,059
Increase in accrued expenses - related party	644	182	644

Net Cash Used in Operating Activities	(19,119)	(13,680)	(187,306)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	(2,048)	-	(2,048)

Net Cash Used in Investing Activities	(18,964)	(13,498)	(184,644)

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	-	-	83,150
Cash received on note receivable - related	-	10,000	48,713
Sale of common stock for cash	50,000	-	91,800
Net Cash Provided by
Financing Activities	50,000	10,000	223,663

NET INCREASE (DECREASE) IN CASH	28,833	(3,680)	34,309

CASH AT BEGINNING OF PERIOD	5,476	8,484	-

CASH AT END OF PERIOD	$34,309	$4,804	$34,309

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES

Common stock issued for debt	$24,064	$-	$50,364

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2010 and December 31, 2009

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

b. Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 3 -  COMMON STOCK

On May 10, 2010, the Company’s outstanding shareholder loan and related accrued interest, totaling $24,064, was satisfied through the issuance of 2,000,000 shares of the Company’s common stock at $0.0125 per share.  This transaction resulted in a loss on extinguishment of debt in the amount of $936.  However, due to the fact that the debt satisfied was with a related party, the transaction is treated as a capital transaction, with no loss recorded in the Statement of Operations, pursuant to ASC 470-50-40-2.

During the six month period ended June 30, 2010, the Company issued an additional 4,000,000 common shares for $50,000 cash at $0.0125 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. During the six months ended June 30, 2010, the balance of this payable totaling $24,064 was converted to 2,000,000 shares of the Company’s common stock.

During the six months ended June 30, 2010, the Company’s president performed services valued at $1,000 which have been recorded as a contribution to capital.

NOTE 5 - GOING CONCERN

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

NOTE 6 – SIGNIFICANT EVENTS

On May 21, 2010 the Company formed Eveps International, Inc. (“Eveps”), a Nevada company, as a wholly-owned subsidiary.  Eveps was formed with the intent to be utilized as a vehicle to facilitate any potential future merger transactions with existing operating entities.  As of June 30, 2010, Eveps had no assets or liabilities, and had not earned revenues.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

Plan of Operation

During the next 12 months we will discontinue our search for a joint venture candidate with whom we can contract to sub-lease industrial-quality kitchen facilities for our fudge production processes.  We will instead commence a search for business partners to whom we can sell our proprietary fudge recipe and production technique.  Our hope is to sell the recipe for $5,000 to approximately 100 different entities, yielding a cash inflow of approximately $500,000.  We hope to locate two or more entities in each of the fifty states, and will focus primarily on entities with existing industrial kitchen facilities, primarily in locations with high tourist traffic. We believe this to be a feasible strategy, given the fact that our proprietary fudge recipe and production process is fairly simple to undertake, and produces a far superior fudge product to the majority of what is currently on the market.  This strategy would eliminate our obligations with respect to production and shipping of product.  With the proceeds of the fudge recipe sale we will expand our fudge and brittle operations locally.  As of the date hereof, we have not completed any sales of our proprietary recipe and there can be no assurance that we can successfully make such sales in the future.

In addition, we will commence exploration for potential merger candidates – existing operating entities or start-ups, likely in the real estate industry.  Any such mergers would be facilitated with the issuance of common stock, and would play a key role in diversifying our business interests.  If cash inflows derived from the sale of our fudge recipe are not sufficient to fund the search for merger candidates as desired, it may be necessary for us to seek funds from our directors or principal stockholders or from outside financing.  No assurance can be given that we will be successful in locating, negotiating or consummating any future merger.  On May 21, 2010 the Company formed Eveps International, Inc. (“Eveps”), a Nevada company, as a wholly-owned subsidiary.  Eveps was formed with the intent to help facilitate any future merger transactions with which the Company may become involved.  As of June 30, 2010 Eveps had no assets or liabilities, and had not earned any revenues.

We are also in the early stages of updating our website (www.greatestfudgeonearth.com) so as to accommodate online orders.  It is our hope that this process will allow for minimal sales staff and minimal advertising expenses.  We will also continue selling products at local retail outlets and in booths located at special events, fairs and festivals.

As of June 30, 2010, we had $34,309 in cash.  Management does not anticipate needing additional capital to continue operations for the remainder of 2010. However, if revenues do not provide sufficient funds to continue operations past the end of the 2010 fiscal year, we may need to seek additional financing. Any additional funds would most likely come from current directors, although directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

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

Results of Operations

For the Three Months Ended June 30, 2010 and 2009

We did not realize any revenues during the three-month periods (“second quarter”) ended June 30, 2010 and 2009.  During the second quarter of 2010, we incurred a net loss of $15,440 compared to a $6,970 loss during the first quarter of 2009.  The increased loss for the first quarter of 2010 is attributed primarily to the 123% increase in general and administrative for the 2010 period, primarily due to an increase in legal and accounting costs related to the preparation and filing with the SEC of our requisite periodic reports.

For the Six Months Ended June 30, 2010 and 2009

We did not realize any revenues during the six-month periods (“first half”) ended June 30, 2010 and 2009.  During the first half of 2010, we incurred a net loss of $22,322 compared to a $14,362 loss during the half quarter of 2009.  The increased loss for the first half of 2010 is attributed primarily to the 52% increase in general and administrative expenses for the 2010 period, primarily due to an increase in legal and accounting costs related to the preparation and filing with the SEC of our requisite periodic reports.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Liquidity and Capital Resources

At June 30, 2010, we had cash on hand of $34,309 compared to $5,476 at December 31, 2009.  The increase in cash is attributed primarily the issuance of 4,000,000 shares common stock during the period, yielding cash proceeds of $50,000, partially offset by cash payments on ongoing operating expenses.

We estimate cash requirements for the next twelve months to be approximately $50,000.  Current cash on hand will not be sufficient and if we do not realize adequate revenues, we will need to seek additional funding.  We have no agreements or arrangements for future capital.   If management or stockholders are unable to provide additional future funding, if the need arises, we may have to look at alternative sources of funding.  We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.  In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

At June 30, 2010, we had total assets of $36,357 and stockholders' equity of $33,298, compared to total assets of $5,476 in cash and a stockholders' deficit of $19,444 at December 31, 2009.

Net Operating Loss

We have accumulated approximately $189,000 of net operating loss carryforwards through December 31, 2009, which may be offset against taxable income and income taxes in future years.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.   The carry-forwards expire in the year 2029.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2009 or the six months ended June 30, 2010 because there is a 50% or greater chance that the carryforward will not be used.  Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       On May 10, 2010, the Company’s outstanding shareholder loan and related accrued interest, totaling $24,064, was satisfied through the issuance of 2,000,000 shares of the Company’s common stock at $0.0125 per share.  This transaction resulted in a loss on extinguishment of debt in the amount of $936.  However, due to the fact that the debt satisfied was with a related party, the transaction is treated as a capital transaction, with no loss recorded in the Statement of Operations, pursuant to APB 26, paragraph 20.

During the six month period ended June 30, 2010, the Company issued an additional 4,000,000 common shares for $50,000 cash at $0.0125 per share.  The aforementioned shares of common stock were issued in a private, isolated transaction to two persons familiar with the business of the company.  In issuing the shares, we relied on the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

Item 3. Defaults Upon Senior Securities

This Item is not applicable.

Item 4.   (Removed and Reserved)

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

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: August 9, 2010	By:	/S/ Steven D. Moulton
Steven D. Moulton
President, C.E.O. and Director
(Principal Accounting Officer)