Form 10-Q
period 2010-09-30
ROCKY MOUNTAIN FUDGE CO IN
filed 2010-10-21
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 20, 2010

Common Stock, $.001 par value	8,250,000

TABLE OF CONTENTS

PART  I   —   FINANCIAL INFORMATION

Item 1.            Financial Statements

The accompanying unaudited consolidated balance sheets of Rocky Mountain Fudge Company, Inc. and Subsidiaries at September 30, 2010 and December 31, 2009 and related unaudited consolidated statements of operations and cash flows for the three and nine months ended September 30, 2010 and 2009, and for the period from January 4, 1990 (date of inception) to September 30, 2010, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.  Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$27,526	$5,476

Total Current Assets	27,526	5,476

FIXED ASSETS

Computer equipment, net	1,877	-

TOTAL ASSETS	$29,403	$5,476

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$2,884	$1,500
Accrued interest payable - related party	-	1,007
Note payable - related party	-	22,413

Total Current Liabilities	2,884	24,920

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 75,000,000 shares authorized, at $0.001 par value, 8,250,000 and 2,250,000 shares issued and outstanding, respectively	8,250	2,250
Additional paid-in capital	231,764	162,200
Deficit accumulated during the development stage	(213,495)	(183,894)

Total Stockholders' Equity (Deficit)	26,519	(19,444)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$29,403	$5,476

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
	For the Three		For the Nine		on January 4,
	Months Ended		Months Ended		1990 through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$157,702

COST OF SALES	-	-	-	-	58,459

GROSS PROFIT	-	-	-	-	99,243

OPERATING EXPENSES

General and administrative	7,107	3,539	28,786	17,719	313,974
Depreciation	171	-	171	-	171

Total Operating Expenses	7,278	3,539	28,957	17,719	314,145

OPERATING LOSS	(7,278)	(3,539)	(28,957)	(17,719)	(214,902)

OTHER INCOME (EXPENSES)

Interest income	-	-	-	-	4,437
Interest expense	-	(248)	(644)	(430)	(3,030)

Total Other Income (Expense)	-	(248)	(644)	(430)	1,407

LOSS BEFORE INCOME TAXES	(7,278)	(3,787)	(29,601)	(18,149)	(213,495)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(7,278)	$(3,787)	$(29,601)	$(18,149)	$(213,495)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,250,000	2,250,000	5,426,471	2,250,000

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
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

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2004	1,250,000	$1,250	$42,950	$(44,200)	$-

Capital contributed by shareholder	-	-	50,000	-	50,000

Net loss for the year ended December 31, 2005	-	-	-	(19,545)	(19,545)

Balance, December 31, 2005	1,250,000	1,250	92,950	(63,745)	30,455

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended December 31, 2006	-	-	-	(23,234)	(23,234)

Balance, December 31, 2006	1,250,000	1,250	97,950	(86,979)	12,221

Common shares issued for debt	1,000,000	1,000	25,300	-	26,300

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended December 31, 2007	-	-	-	(36,752)	(36,752)

Balance, December 31, 2008	2,250,000	2,250	128,250	(123,731)	6,769

Services contributed by shareholders	-	-	7,200	-	7,200

Capital contributed by shareholder	-	-	25,750	-	25,750

Net loss for the year ended December 31, 2008	-	-	-	(33,876)	(33,876)

Balance, December 31, 2008	2,250,000	2,250	161,200	(157,607)	5,843

Services contributed by shareholders	-	-	1,000	-	1,000

Net loss for the year ended December 31, 2009	-	-	-	(26,287)	(26,287)

Balance, December 31, 2009	2,250,000	2,250	162,200	(183,894)	(19,444)

Common shares issued for cash	4,000,000	4,000	46,000	-	50,000

Common shares issued for debt	2,000,000	2,000	22,064	-	24,064

Services contributed by shareholders	-	-	1,500	-	1,500

Net loss for the nine months ended September 30, 2010	-	-	-	(29,601)	(29,601)

Balance, September 30, 2010	8,250,000	$8,250	$231,764	$(213,495)	$26,519

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	For the Nine		on January 4,
	Months Ended		1990 through
	September 30,		September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(29,601)	$(18,149)	$(213,495)
Adjustments to reconcile net loss to net cash used by operating activities:
Services contributed by officers and shareholders	1,500	500	14,700
Common stock issued for interest on related party note	-	-	1,007
Depreciation and amortization	171	-	171
Changes in operating assets and liabilities:
Increase in accounts payable	1,384	-	2,884
Increase in accrued expenses - related party	644	430	644

Net Cash Used in Operating Activities	(25,902)	(17,219)	(194,089)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	(2,048)	-	(2,048)

Net Cash Used in Investing Activities	(2,048)	-	(2,048)

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	-	-	83,150
Cash received on note receivable - related	-	10,000	48,713
Sale of common stock for cash	50,000	-	91,800
Net Cash Provided by Financing Activities	50,000	10,000	223,663

NET INCREASE (DECREASE) IN CASH	22,050	(7,219)	27,526

CASH AT BEGINNING OF PERIOD	5,476	8,484	-

CASH AT END OF PERIOD	$27,526	$1,265	$27,526

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES

Common stock issued for debt	$24,064	$-	$50,364

The accompanying notes are an integral part of these financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

Also on May 10, 2010, the Company issued an additional 4,000,000 common shares for $50,000 cash at $0.0125 per share.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2010 and December 31, 2009

NOTE 4 -   RELATED PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related party payable. During the nine months ended September 30, 2010, the balance of this payable totaling $24,064 was converted to 2,000,000 shares of the Company’s common stock.

During the nine months ended September 30, 2010, the Company’s president performed services valued at $1,500 which have been recorded as a contribution to capital.

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

NOTE 6 –  SIGNIFICANT EVENTS

Formation of Subsidiary

On May 28, 2010 the Company formed Eveps International, Inc. (“Eveps”), a Nevada company, as a wholly-owned subsidiary.  Eveps was formed with the intent to be utilized as a vehicle to facilitate any potential future merger transactions with existing operating entities.  On September 24, 2010 the Company changed the corporate name of this entity from Eveps International, Inc. to Wireless Power Controls, Inc. (“Wireless”), which remains a wholly-owned subsidiary of the Company as of September 30, 2010.  All intercompany transactions between the Company and Wireless have been eliminated in the preparation of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2010 and December 31, 2009

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

In addition, we will commence exploration for potential merger candidates – existing operating entities or start-ups, likely in the real estate industry.  Any such mergers would be facilitated with the issuance of common stock, and would play a key role in diversifying our business interests.  If cash inflows derived from the sale of our fudge recipe are not sufficient to fund the search for merger candidates as desired, it may be necessary for us to seek funds from our directors or principal stockholders or from outside financing.  No assurance can be given that we will be successful in locating, negotiating or consummating any future merger.  On May 21, 2010 the Company formed Eveps International, Inc. (“Eveps”), a Nevada company, as a wholly-owned subsidiary.  Eveps was formed with the intent to help facilitate any future merger transactions with which the Company may become involved.  On September 24, 2010 the Company changed the corporate name of this entity from Eveps International, Inc. to Wireless Power Controls, Inc. (“Wireless”).  As of September 30, 2010 Wireless had no assets or liabilities, and had not earned any revenues.

We are also in the early stages of updating our website (www.greatestfudgeonearth.com) so as to accommodate online orders.  It is our hope that this process will allow for minimal sales staff and minimal advertising expenses.  We will also continue selling products at local retail outlets and in booths located at special events, fairs and festivals.

As of September 30, 2010, we had $27,526 in cash.  Management does not anticipate needing additional capital to continue operations for the remainder of 2010. However, if revenues do not provide sufficient funds to continue operations past the end of the 2010 fiscal year, we may need to seek additional financing. Any additional funds would most likely come from current directors, although directors are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

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

Our plan of operations for the next twelve months will focus on completing development of our Internet website and locating business partners to whom we can sell our proprietary fudge recipe and production process. This 12-month plan of operations includes our goals of:

•	increasing revenues from sales of candy products;

•	expanding our marketing area to include communities outside the Salt Lake City metropolitan area;

•      expanding the Internet business to be able to attract new customers, regardless of location, which will create an expanded mail order business;

•	locating business partners to whom we can sell our fudge recipe and production process;

•	locating existing operating entities with whom we can merge, to aid in business diversification.

To achieve these goals during the next twelve months, we intend to exploit our Internet website to the extent possible and create new business by advertising, as funds permit. Management believes that these plans can be successfully implemented.

Results of Operations

For the Three Months Ended September 30, 2010 and 2009

We did not realize any revenues during the three-month periods (“third quarter”) ended September 30, 2010 and 2009.  During the third quarter of 2010, we incurred a net loss of $7,278 compared to a $3,787 loss during the third quarter of 2009.  The increased loss for the third quarter of 2010 is attributed primarily to the 101% increase in general and administrative for the 2010 period, primarily due to an increase in legal and accounting costs related to the preparation and filing with the SEC of our requisite periodic reports.

For the Nine Months Ended September 30, 2010 and 2009

We did not realize any revenues during the nine-month periods ended September 30, 2010 and 2009.  During the first nine months of 2010, we incurred a net loss of $29,601 compared to a $18,149 loss during the corresponding period of 2009.  The increased loss for the 2010 period is attributed primarily to the 62% increase in general and administrative expenses for the 2010 period, primarily due to an increase in legal and accounting costs related to the preparation and filing with the SEC of our requisite periodic reports.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Liquidity and Capital Resources

At September 30, 2010, we had cash on hand of $27,526 compared to $5,476 at December 31, 2009.  The increase in cash is attributed primarily the issuance of 4,000,000 shares common stock during the period, yielding cash proceeds of $50,000, partially offset by cash payments on ongoing operating expenses.

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

At September 30, 2010, we had total assets of $29,403and stockholders' equity of $26,519, compared to total assets of $5,476 in cash and a stockholders' deficit of $19,444 at December 31, 2009.

Net Operating Loss

We have accumulated approximately $189,000 of net operating loss carryforwards through December 31, 2009, which may be offset against taxable income and income taxes in future years.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.   The carry-forwards expire in the year 2029.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2009 or the nine months ended September 30, 2010 because there is a 50% or greater chance that the carryforward will not be used.  Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, initiated no changes in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine month period ended September 30, 2010, the Company issued an additional 4,000,000 common shares for $50,000 cash at $0.0125 per share.  The aforementioned shares of common stock were issued in a private, isolated transaction to two persons familiar with the business of the company.  In issuing the shares, we relied on the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

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

In September, 2010 we changed the name of our wholly-owned subsidiary from Eveps International, Inc. to Wireless Power Controls, Inc. Management is currently exploring potential business opportunities in energy management that could result in a new business venture during the fourth quarter of 2010. However, no arrangement or definitive agreement has been made and there is no assurance that our subsidiary will be successful in entering into a new business.

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

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: October 20, 2010	By:	/S/ Steven D. Moulton
Steven D. Moulton
President, C.E.O. and Director
(Principal Accounting Officer)