Form 10-K
period 2010-12-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2011-03-10
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                              Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $1,102,500.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 8, 2011 was 8,250,000.

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

As used in this report, unless otherwise indicate, “we”, “us”, “our”, “Rocky Mountain Fudge” and the “company” refer to Rocky Mountain Fudge Company, Inc.

PART I

Item 1.	Business.

Rocky Mountain Fudge Company, Inc. was established in 1990 to engage in the business of manufacturing and retailing fudge candy.  Since inception, we have manufactured and marketed candy products on a seasonal basis. Our principal product is fudge candy, which is produced and sold to retail consumers in northern Utah and surrounding areas. We also produce a brittle candy. All products are made using proprietary recipes contributed by one of our co-founders.  Historically, we have used various facilities to produce our candy products and sold products through retail booths that the company would rent at various locations, such as established crafts boutiques, festivals and fairs.  Most of our historically revenues have been realized during the Thanksgiving and Christmas periods.

In 2005, we began development of an Internet website for the promotion and sale of our products.  During the past year, we began updating our website (www.greatestfudgeonearth.com) to accommodate online orders.  It is our intention to develop the site to allow for minimal sales staff and minimal advertising expenses.  We also plan to continue selling products at local retail outlets and in booths located at special events, fairs and festivals.  However, if we are unable to increase revenues and attain profitability, management believes that it should explore alternative business plans.

During 2010, we began a search for business partners to whom we can sell our proprietary fudge recipe and production technique.  Our intention is to sell the recipe for $5,000 to approximately 100 different entities, yielding a cash inflow of approximately $500,000.  We would like to locate two or more entities in each of the fifty states, and will focus primarily on entities with existing industrial kitchen facilities, primarily in locations with high tourist traffic. We believe this to be a feasible strategy, given the fact that our proprietary fudge recipe and production process is fairly simple to undertake, and produces a far superior fudge product to the majority of what is currently on the market.  This strategy would eliminate our obligations with respect to production and shipping of product.  With the proceeds of the fudge recipe sale we will expand our fudge and brittle operations locally.  As of the date hereof, we have not completed any sales of our proprietary recipe and there can be no assurance that we can successfully make such sales in the future.

Also during 2010, we began to explore and investigate potential business opportunities, particularly existing operating entities or start-ups, which we could acquire or merge with.  Any such acquisition would most likely be facilitated with the issuance of common stock and could lead to a diversification of our business interests.

On May 21, 2010 we formed Eveps International, Inc., a Nevada company, as a wholly-owned subsidiary.  We created the subsidiary to help facilitate any future acquisition or merger transactions with which we may become involved.  On September 24, 2010, we changed the name of the subsidiary to Wireless Power Controls, Inc. (“Wireless”) in connection with a prospective business opportunity in the energy management industry that management has been investigating.

On November 3, 2010, we announced that WPC had been selected by privately held AIC Wireless of Sylvester, Georgia as a preferred installer.  AIC Wireless manufactures wireless products that require substantial electrical, low voltage and wireless energy management systems.  Once operational, we intend WPC to be a custom installer and service provider for wireless products for building automation systems to control and optimize energy consumption. Since being selected by AIC Wireless as a preferred installer, WPC has been working towards securing the necessary capital and equipment to begin operations.  Currently, we anticipate that WPC will begin operations in the first half of 2011.

At December 31, 2010, we had $18,068, which we believe will satisfy our current cash demands.  However, if our ongoing business does not provide sufficient revenues to maintain our business operations, we may need to seek additional financing. Any additional funding would most likely come from current directors or principal stockholders, although they are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

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

●      locating existing operating entities with whom we can acquire or merge with in order to diversify and expand our business operations.

To achieve these goals we intend to exploit our Internet website to the extent possible and create new business by advertising, as funds permit. Management believes that these plans can be successfully implemented.

Products

All of our candy products have been developed from recipes contributed by our co-founder, Vallerie Moulton.  Presently, we offer fudge candy in the following varieties: Plain, Walnut, Almond, Rocky Road, Caramel Swirl and Virginia Cream.  We also offer brittle candy in the following varieties: Peanut, Pecan and Cashew.  We will continue to use temporary production facilities until such time as our business warrants expansion into permanent facilities and necessary funds are available.  If current available funds are not sufficient to continue production, it may be necessary for us to seek funds from our directors or principal stockholders or from outside financing.  We intend to continue to rent facilities that provide adequate space and equipment to handle anticipated production needs, without having to incur significant expense and capital expenditures.  We also intend to package products in the same facility as they are produced.

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

Employees

We do not have full-time employees and will add employees only if business operations warrant such additions. Steven Moulton, our President and a director, devotes approximately 60 hours per month to the Company's business.

During 2010, we used the services of our two co-founders and directors, Ronald Moulton and Vallerie Moulton, on an as-needed basis.  Mr. Moulton provides consulting services related to the production and marketing of our products and Mrs. Moulton oversees production of products and consult with management in connection with marketing and strategic planning.  Each is to be compensated at the rate of $20.00 per hour and reimbursed for expenses related to their services.  During 2010, their services were contributed to the company and they did not receive any compensation.

We do not have any employment agreement with any officer, director or any other person and no such agreements are anticipated in the immediate future. It is intended that our directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As of the date hereof, no person has accrued any compensation.

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

Our common shares are included on the OTC Bulletin Board under the symbol ”RMFI”, although currently there is not an active trading market for the shares and there can be no assurance that any such market will develop or be maintained.  Set forth in the table below are the quarterly high and low prices of our common stock as obtained from the OTC Bulletin Board for the past two fiscal years and adjusted to reflect the one share for five shares reverse stock split effected in January 2008.

	High	Low
2009
First Quarter	$1.80	$1.25
Second Quarter	1.25	0.38
Third Quarter	0.80	0.38
Fourth Quarter	1.10	0.80
2010
First Quarter	$1.50	1.04
Second Quarter	1.85	1.05
Third Quarter	1.74	0.80
Fourth Quarter	1.63	$0.51

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  Because of the limited market for our common stock, investors and prospective investors should not presume that the above quotations represent the price at which our shares may be purchased or sold.

As of February 28, 2011, there were approximately 65 holders of record of our common stock, which does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominee accounts.

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

Recent Sales of Unregistered Securities

On May 10, 2010, our board of directors authorized the issuance of an aggregate of 6,000,000 shares of authorized, but previously unissued common stock.  The securities were issued to two directors for an aggregate cash consideration of $50,000 and for the forgiveness of certain debts and obligations owed by the company valued at approximately $25,000.

The shares of common stock were issued in a private, isolated transaction to two persons familiar with the business of the company.  In issuing the shares, the company relied on the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of that Act.

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

We are a development stage company with limited assets, operations and revenues.  Ongoing operating expense are paid with revenues, sale of common stock and advances from stockholders.  It is anticipated that we will require approximately $15,000 over the next 12 months to fund our operations and to maintain our corporate viability.  We believe that necessary funds will most likely be provided by officers, directors or stockholders in the immediate future. However, unless we are able to generate sufficient revenues or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Results of Operations

We did not realize any revenues for the years ended December 31, 2010 and 2009, primarily due to our lack of suitable industrial kitchen facilities.  General and administrative expenses were $37,226 in 2010, a 46% increase from $25,509 in 2009, attributed to an increase in professional fees.  Our net loss for 2010 was $38,212, or $0.01 per share, compared to a net loss was $26,287, or $0.01 per share, in 2009.  The increase is also attributed to higher general and administrative expenses in 2010.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Liquidity and Capital Resources

Most of our expenses incurred during 2010 were paid advances or purchases of common stock by directors. Because of our lack of revenues and cash reserves, we expect to continue to rely on our directors or stockholders to pay our expenses until such time we realize adequate revenues from the production and sales of candy products or from other potential business enterprises.  There is no assurance that we will be able to generate adequate revenues in the immediate future to satisfy our cash needs.

At December 31, 2010, we had total current assets consisting $18,176, mostly in cash, compared to $5,476 in cash at December 31, 2009.  Current liabilities decreased from $24,920 at December 31, 2009 to $538 at December 31, 2010.  This decrease is primarily attributed to exchange of notes payable – related party to common stock.  Working capital at December 31, 2010 was $17,638 compared to a negative $19,444 at December 31, 2009, also reflecting the satisfaction of the notes payable – related party.  At December 31, 2010 we had total assets of $19,882 and a stockholders’ equity of $19,344, compared to total assets of $5,476 and a stockholders' deficit of $19,444 at December 31, 2009.

Cash increased from $5,476 at December 31, 2009 to $18,068 at December 31, 2010.  Net cash used by operating activities was $35,360 for 2010 compared to net cash used by operating activities of $3,008 for 2009, which primarily reflects the increased net loss for 2010.   We realized $50,000 from financing activities in 2010 from the sale of common stock, compared to $-0- realized in 2009.

If we are unable to realized revenues in 2011 from business operations, we will need to seek additional financing, most likely from directors or stockholders, although no one is under any obligation to provide additional funding.  Further, there can be no assurance that outside funding would be available on terms acceptable to us, or at all.

Net Operating Loss

We have accumulated approximately $222,106 of net operating loss carryforwards as of December 31, 2010. This loss carry forward may be offset against taxable income and income taxes in future years and expires in the year 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2010 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable at this time.

Recent Accounting Pronouncements

The following summary is of the most recent accounting pronouncements.  Management has evaluated these pronouncements and their adoption has not had, or is not expected to have a material impact on the company’s financial position or statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2010 and 2009 have been examined to the extent indicated in their reports by Sadler, Gibb and Associates, Certified Public Accountants, and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

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

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer, also acting as principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e).  Based upon that evaluation, it was concluded that as of December 31, 2010, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i)  recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii)  accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.  Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals.  Our internal control over financial reporting includes those policies and procedures that:

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

Management has concluded that controls over both disclosure controls and financial reporting controls are ineffective due to material weaknesses in maintaining sufficient segregation of duties.  Due our size and limited resources, we are unable at this time to implement and maintain proper segregation of duties.

There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect, or would be likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position
Steven D. Moulton	48	President, Secretary / Treasurer and Director
Jacob Colby	22	Director

On May 21, 2010, Claudia Moulton resigned as a director for personal reasons.  As of the date hereof, no replacement has been made.

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

No director, officer, affiliate or promoter has, within the past ten years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

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

Jacob Colby, age 22, graduated from Olympus High School in Salt Lake City, Utah, in 2005.  Mr. Colby worked for Excel Properties in Salt Lake City doing property management from June of 2005 until January 2006. He also worked at Hartvigsen School in Salt Lake City from January 2006 to June 2006.  Mr. Colby spent two years in Switzerland doing Ecclesiastical work and is currently enrolled as a student at Salt Lake Community College.  Mr. Colby is the stepson of the company’s President, Steven D. Moulton.

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

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2010 and 2009.  We expect that directors will defer any compensation until such time as we realize sufficient revenues to pay such compensation.  As of the date hereof, no person has accrued any compensation.

We have not entered into any employment agreement with any officer, director or any other person and no such agreements are anticipated in the immediate future. It is intended that directors will defer any compensation until such time as business operations provide sufficient cash flow to provide for salaries. As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of February 28, 2011, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Officers
Steven Moulton *	5,200,000	63.0%
4706 South Highland Drive, # 353
Salt Lake City, Utah 84117
Jacob Colby *	2,000,000	24.3%
4706 South Highland Drive, # 353
Salt Lake City, Utah 84117
All directors and officers as	7,200,000	87.3%
a group (2 persons)

 *      Director and/or executive officer
Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)      Based upon 8,250,000 shares of common stock outstanding on February 28, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Audit Fees

The aggregate fees billed by our former independent auditors, Pritchett, Siler & Hardy, P.C., for professional services rendered for the audit of our annual financial statements included in our annual report for the year ended December 31, 2009 and for the review of quarterly financial statements included in our quarterly reports during 2009, were $6,000.

Sadler, Gibb and Associates, our new auditors as of April 27, 2010, billed us $4,500 for the audit of our annual financial statements included in this annual report for the year ended December 31, 2010 and for the review of quarterly financial statements included in our quarterly reports during 2010.

Audit Related Fees

For the year ended December 31, 2010 and 2009, there were no fees billed for assurance and related services by our former or current auditors relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2010 and 2009, no fees were billed by our former or current auditors for tax compliance, tax advice and tax planning.

We do not use Sadler, Gibb and Associates for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Sadler, Gibb and Associates to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by Sadler, Gibb and Associates and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Sadler, Gibb and Associates’ independence.

PART  1V

Item15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.		Exhibit Name
3.1	*	Certificate of Incorporation
3.2	*	By-Laws
4.1	*	Instrument defining rights of stockholders (See Exhibit No. 3.1, Certificate of Incorporation)
10.1	**	Consulting Agreement with Ronald Moulton
10.2	**	Consulting Agreement with Vallerie Moulton
22.1		Subsidiaries
31.1		Certification of C.E.O. and Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of C.E.O. and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed as an Exhibit to the Form 10-SB filed December 19, 2005.
**	Filed previously as exhibit to Form 8-K filed April 20, 2007

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2010

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rocky Mountain Fudge Company, Inc.
 (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Rocky Mountain Fudge Company, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from inception on January 4, 1990 through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Rocky Mountain Fudge Company, Inc. as of December 31, 2009, were audited by other auditors whose report dated April 15, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Fudge Company, Inc. as of December 31, 2010, and the results of their operations and their cash flows for the year then ended and for the period from inception on January 4, 1990 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had accumulated losses of $222,106 as of December 31, 2010, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 7, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Rocky Mountain Fudge Company, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Rocky Mountain Fudge Company, Inc. [a development stage company] as of December 31, 2009 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2009. Rocky Mountain Fudge Company, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mountain Fudge Company, Inc. as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009 and in conformity with accounting principles generally accepted in the United States of America.

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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
April 15, 2010

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS

Cash	$18,068	$5,476
Prepaid expenses	108	-

Total Current Assets	18,176	5,476

FIXED ASSETS

Computer equipment, net	1,706	-

TOTAL ASSETS	$19,882	$5,476

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$146	$1,500
Accrued interest payable - related party	-	1,007
Note payable - related party	392	22,413

Total Current Liabilities	538	24,920

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 75,000,000 shares authorized, at $0.001 par value, 8,250,000 and 2,250,000 shares issued and outstanding, respectively	8,250	2,250
Additional paid-in capital	233,200	162,200
Deficit accumulated during the development stage	(222,106)	(183,894)

Total Stockholders' Equity (Deficit)	19,344	(19,444)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,882	$5,476

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception
			on January 4,
	For the Year Ended		1990 through
	December 31,		December 31,
	2010	2009	2010

REVENUES	$-	$-	$157,702

COST OF SALES	-	-	58,459

GROSS PROFIT	-	-	99,243

OPERATING EXPENSES

General and administrative	37,226	25,509	322,414
Depreciation	341	-	341

Total Operating Expenses	37,567	25,509	322,755

OPERATING LOSS	(37,567)	(25,509)	(223,512)

OTHER INCOME (EXPENSES)

Interest income	-	-	4,437
Interest expense	(645)	(778)	(3,031)

Total Other Income (Expense)	(645)	(778)	1,406

LOSS BEFORE INCOME TAXES	(38,212)	(26,287)	(221,170)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(38,212)	$(26,287)	$(222,106)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,129,452	2,250,000

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance at inception of development stage on January 4, 1990	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on August 10, 1990	1,200,000	1,200	-	-	1,200

Services contributed by shareholders	-	-	2,400	-	2,400

Shares cancelled as contributed capital by shareholders	(500,000)	(500)	500	-	-

Common stock issued for cash at $0.0012 per share on December 15, 1998	500,000	500	100	-	600

Common stock issued for cash at $1.00 per share	50,000	50	49,950	-	50,000

Stock offering costs	-	-	(10,000)	-	(10,000)

Net loss from inception of development stage through December 31, 2004	-	-	-	(44,200)	(44,200)

Balance, December 31, 2004	1,250,000	1,250	42,950	(44,200)	-

Capital contributed by shareholder	-	-	50,000	-	50,000

Net loss for the year ended December 31, 2005	-	-	-	(19,545)	(19,545)

Balance, December 31, 2005	1,250,000	1,250	92,950	(63,745)	30,455

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended December 31, 2006	-	-	-	(23,234)	(23,234)

Balance, December 31, 2006	1,250,000	$1,250	$97,950	$(86,979)	$12,221

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2006	1,250,000	$1,250	$97,950	$(86,979)	$12,221

Common shares issued for debt	1,000,000	1,000	25,300	-	26,300

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended December 31, 2007	-	-	-	(36,752)	(36,752)

Balance, December 31, 2007	2,250,000	2,250	128,250	(123,731)	6,769

Services contributed by shareholders	-	-	7,200	-	7,200

Capital contributed by shareholder	-	-	25,750	-	25,750

Net loss for the year ended December 31, 2008	-	-	-	(33,876)	(33,876)

Balance, December 31, 2008	2,250,000	2,250	161,200	(157,607)	5,843

Services contributed by shareholders	-	-	1,000	-	1,000

Net loss for the year ended December 31, 2009	-	-	-	(26,287)	(26,287)

Balance, December 31, 2009	2,250,000	2,250	162,200	(183,894)	(19,444)

Common shares issued for cash	4,000,000	4,000	46,000	-	50,000

Common shares issued for debt	2,000,000	2,000	23,000	-	25,000

Services contributed by shareholders	-	-	2,000	-	2,000

Net loss for the year ended December 31, 2010	-	-	-	(38,212)	(38,212)

Balance, December 31, 2010	8,250,000	$8,250	$233,200	$(222,106)	$19,344

The accompanying notes are an integral part of these consolidated financial statements

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
			on January 4,
	For the Year Ended		1990 through
	December 31,		December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(38,212)	$(26,287)	$(222,106)
Adjustments to reconcile net loss to net cash used by operating activities:
Services contributed by officers and shareholders	2,000	1,000	15,200
Depreciation	342	-	342
Loss on settlement of debt	936	-	936
Changes in operating assets and liabilities:
Increase in prepaid expenses	(108)	-	(108)
Increase (decrease) in accounts payable	(1,354)	1,500	146
Increase in note payable - related party	392	20,000	49,105
Increase in accrued expenses - related party	644	779	1,651

Net Cash Used in Operating Activities	(35,360)	(23,008)	(154,834)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	(2,048)	-	(2,048)

Net Cash Used in Investing Activities	(2,048)	-	(2,048)

CASH FLOWS FROM FINIANCING ACTIVITIES

Contributed capital	-	-	83,150
Sale of common stock for cash	50,000	-	91,800

Net Cash Provided by Financing Activities	50,000	20,000	174,950

NET INCREASE (DECREASE) IN CASH	12,592	(3,008)	18,068

CASH AT BEGINNING OF PERIOD	5,476	8,484	-

CASH AT END OF PERIOD	$18,068	$5,476	$18,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES

Common stock issued for debt	$24,064	$-	$50,364

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Rocky Mountain Fudge Company, Inc. (The Company) was organized on January 4, 1990, under the laws of the State of Utah to engage in the business of making and selling fudge candy (dba Valerie’s Country Candy, Inc.).  Pursuant to Statement of Accounting Standards Codification (ASC) Topic 915, "Accounting and Reporting by Development Stage Enterprises," the Company is classified as a development stage company.  On August 9, 1992, the Company changed its name to RV&S Enterprises, Inc. On July 28, 1998, the Company again changed its name to Rocky Mountain Fudge Company, Inc. and commenced sales of candy products over the internet and through direct sales.

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

Following the change of domicile, the Company incorporated a new wholly-owned subsidiary in the State of Utah under the name of Wasatch Candy Company, Inc., d.b.a. Valerie’s Country Candy, (“WCC”) into which the Company transferred certain cash and assets and through which the Company will operate its candy business.

On May 28, 2010 the Company formed Eveps International, Inc. (“Eveps”), a Nevada company, as a wholly-owned subsidiary.  Eveps was formed with the intent to be utilized as a vehicle to facilitate any potential future merger transactions with existing operating entities.  On September 24, 2010 the Company changed the corporate name of this entity from Eveps International, Inc. to Wireless Power Controls, Inc. (“Wireless”), which remains a wholly-owned subsidiary of the Company as of December 31, 2010.

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

Revenue Recognition

Revenues from the sale of candy products are recognized upon delivery and acceptance by the customer, and when collectability is reasonably assured.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss per Share

The computation of basic net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the year. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity securities. There are no such common stock equivalents outstanding as of December 31, 2010 and 2009.

	For the Year Ended
	December 31,
	2010	2009
Loss (numerator)	$(38,212)	$(26,287)

Shares(denominator)	6,129,452	2,250,000
Per share amount	$(0.01)	$(0.01)

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

Income Taxes

The Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	December 31, 2010	December 31, 2009
Income tax expense at statutory rate	$(14,538)	$(10,252)
Contributed services	780	390
Valuation allowance	13,758	9,862

Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2010	December 31, 2009
NOL carryover	$86,621	$71,719
Valuation allowance	(86,621)	(71,719)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $222,106 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

Principles of Consolidation

The accompanying financial statements include the accounts of Rocky Mountain Fudge Company, Inc. and its wholly-owned subsidiaries, Wasatch Candy Company, Inc. and Wireless Power Controls, Inc.  All inter-company transactions have been eliminated in the consolidation.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2010 and 2009.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based Compensation

As of December 31, 2010, the Company has not issued any share-based payments to its employees.

The Company adopted ASC Topic 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.

Recent Accounting Pronouncements

Below is a listing of the most recent accounting pronouncements issued since through January 11, 2011. The Company has evaluated these pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

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

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 3 - COMMON STOCK

On May 10, 2010, the Company’s outstanding shareholder loan and related accrued interest, totaling $24,064, was satisfied through the issuance of 2,000,000 shares of the Company’s common stock at $0.0125 per share, valued at $25,000.  This transaction resulted in a loss on extinguishment of debt in the amount of $936.

Also on May 10, 2010, the Company issued an additional 4,000,000 common shares for $50,000 cash at $0.0125 per share.

NOTE 4 –RELATED-PARTY TRANSACTIONS

The Company has recorded expenses paid on its behalf by shareholders as a related-party payable. During the year ended December 31, 2010, the balance of this payable totaling $24,064 was converted to 2,000,000 shares of the Company’s common stock.  Subsequent to this transaction, the Company’s president paid $392 of expenses on behalf of the Company.  This amount as been recorded on the balance sheet as a related-party note payable.  The note is non-interest bearing and due and payable upon demand.

During the year ended December, 2010, the Company’s president performed services valued at $2,000 for the Company.  These services have been recorded as a contribution to capital.

NOTE 5 – SUBSEQUENT EVENTS

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
Dated: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Steven D. Moulton	President, C.E.O. and director	March 8, 2011
Steven D. Moulton	Principal Financial Officer
Principal Accounting Officer

/S/ Jacob Colby	Director	March 8, 2011
Jacob Colby