Form 10-Q
period 2011-03-31
ROCKY MOUNTAIN FUDGE CO IN
filed 2011-05-12
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 13, 2011

Common Stock, $0.001 par value	8,250,000

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited consolidated balance sheets of Rocky Mountain Fudge Company, Inc. at March 31, 2011 and December 31, 2010 and related unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010, and for the period from January 4, 1990 (date of inception) to March 31, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  Operating results for the period ended March 31, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$10,549	$18,068
Prepaid expenses	518	108

Total Current Assets	11,067	18,176

FIXED ASSETS

Computer equipment, net	1,536	1,706

TOTAL ASSETS	$12,603	$19,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$1,301	$146
Note payable - related party	392	392

Total Current Liabilities	1,693	538

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 75,000,000 shares authorized, at $0.001 par value, 8,250,000 shares issued and outstanding	8,250	8,250
Additional paid-in capital	233,700	233,200
Deficit accumulated during the development stage	(231,040)	(222,106)

Total Stockholders' Equity (Deficit)	10,910	19,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,603	$19,882

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From Inception
			on January 4,
	For the Three Months Ended		1990 through
	March 31,		March 31,
	2011	2010	2011

REVENUES	$-	$-	$157,702

COST OF SALES	-	-	58,459

GROSS PROFIT	-	-	99,243

OPERATING EXPENSES

General and administrative	3,523	4,434	249,434
Professional fees	5,240	2,000	81,743
Depreciation	171	-	512

Total Operating Expenses	8,934	6,434	331,689

OPERATING LOSS	(8,934)	(6,434)	(232,446)

OTHER INCOME (EXPENSES)

Interest income	-	-	4,437
Interest expense	-	(448)	(3,031)

Total Other Income (Expense)	-	(448)	1,406

LOSS BEFORE INCOME TAXES	(8,934)	(6,882)	(231,040)
PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(8,934)	$(6,882)	$(231,040)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,250,000	2,250,000

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

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2006	1,250,000	$1,250	$97,950	$(86,979)	$12,221

Common shares issued for debt	1,000,000	1,000	25,300	-	26,300

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended December 31, 2007	-	-	-	(36,752)	(36,752)

Balance, December 31, 2007	2,250,000	2,250	128,250	(123,731)	6,769

Services contributed by shareholders	-	-	7,200	-	7,200

Capital contributed by shareholder	-	-	25,750	-	25,750

Net loss for the year ended December 31, 2008	-	-	-	(33,876)	(33,876)

Balance, December 31, 2008	2,250,000	2,250	161,200	(157,607)	5,843

Services contributed by shareholders	-	-	1,000	-	1,000

Net loss for the year ended December 31, 2009	-	-	-	(26,287)	(26,287)

Balance, December 31, 2009	2,250,000	2,250	162,200	(183,894)	(19,444)

Common shares issued for cash	4,000,000	4,000	46,000	-	50,000

Common shares issued for debt	2,000,000	2,000	23,000	-	25,000

Services contributed by shareholders	-	-	2,000	-	2,000

Net loss for the year ended December 31, 2010	-	-	-	(38,212)	(38,212)

Balance, December 31, 2010	8,250,000	8,250	233,200	(222,106)	19,344

Services contributed by shareholders (unaudited)	-	-	500	-	500

Net loss for the three months ended March 31, 2011 (unaudited)	-	-	-	(8,934)	(8,934)

Balance, March 31, 2011 (unaudited)	8,250,000	$8,250	$233,700	$(231,040)	$10,910

The accompanying notes are an integral part of these consolidated financial statements

ROCKY MOUNTAIN FUDGE COMPANY, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on January 4,
	For the Three Months Ended		1990 through
	March 31,		March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,934)	$(6,882)	$(231,040)
Adjustments to reconcile net loss to net cash used by operating activities:
Services contributed by officers and shareholders	500	500	15,700
Depreciation	171	-	513
Loss on settlement of debt	-	-	936
Changes in operating assets and liabilities:
Prepaid expenses	(410)	-	(518)
Accounts payable	1,154	2,155	1,300
Accrued expenses - related party	-	448	1,651

Net Cash Used in Operating Activities	(7,519)	(3,779)	(211,458)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	-	-	(2,048)

Net Cash Used in Investing Activities	-	-	(2,048)

CASH FLOWS FROM FINANCING ACTIVITIES

Note payable - related party	-	-	49,105
Contributed capital	-	-	83,150
Sale of common stock for cash	-	-	91,800

Net Cash Provided by Financing Activities	-	-	224,055

NET INCREASE (DECREASE) IN CASH	(7,519)	(3,779)	10,549

CASH AT BEGINNING OF PERIOD	18,068	5,476	-

CASH AT END OF PERIOD	$10,549	$1,697	$10,549

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES

Common stock issued for debt	$-	$-	$50,364

The accompanying notes are an integral part of these consolidated financial statements.

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2011 and December 31, 2010

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and 2010  and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -   RELATED PARTY TRANSACTIONS

The Company’s president paid $392 of expenses on behalf of the Company. This transaction has been recorded as a related party note payable.  The note is non-interest bearing and due and payable upon demand.

During the three months ended March 31, 2011, the Company’s president performed services valued at $500 which have been recorded as a contribution to capital.

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

ROCKY MOUNTAIN FUDGE COMPANY, INC. AND SUBSIDIARIES
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2011 and December 31, 2010

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

NOTE 5 – SIGNIFICANT EVENTS

Formation of Subsidiary

On May 28, 2010 the Company formed Eveps International, Inc. (“Eveps”), a Nevada company, as a wholly-owned subsidiary.  Eveps was formed with the intent to be utilized as a vehicle to facilitate any potential future merger transactions with existing operating entities.  On September 24, 2010 the Company changed the corporate name of this entity from Eveps International, Inc. to Wireless Power Controls, Inc. (“Wireless”), which is a wholly-owned subsidiary of the Company.  All intercompany transactions between the Company and Wireless have been eliminated in the preparation of these consolidated financial statements.

NOTE 6 – SUBSEQUENT EVENTS

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

Plan of Operation

During the next 12 months we will search for business partners to whom we can sell our proprietary fudge recipe and production technique.  Our intention is to sell the recipe for $5,000 to approximately 100 different entities, yielding a cash inflow of approximately $500,000.  We would like to locate two or more entities in each of the fifty states, and will focus primarily on entities with existing industrial kitchen facilities, primarily in locations with high tourist traffic. We believe this to be a feasible strategy, given the fact that our proprietary fudge recipe and production process is fairly simple to undertake, and produces a far superior fudge product to the majority of what is currently on the market.  This strategy would eliminate our obligations with respect to production and shipping of product.  With the proceeds of the fudge recipe sale we will expand our fudge and brittle operations locally.  As of the date hereof, we have not completed any sales of our proprietary recipe and there can be no assurance that we can successfully make such sales in the future.

During 2010, we began to explore potential merger candidates – existing operating entities or start-ups, likely in the technology industry.  Any such mergers would be facilitated with the issuance of common stock, and would play a key role in diversifying our business interests.

On May 21, 2010 we formed Eveps International, Inc., a Nevada company, as a wholly-owned subsidiary.  We created the subsidiary to help facilitate any future acquisition or merger transactions with which we may become involved.  On September 24, 2010, we changed the name of the subsidiary to Wireless Power Controls, Inc. (“Wireless”) in connection with a prospective business opportunity in the energy management industry that management has been investigating.  As of March 31, 2011 Wireless had no assets or liabilities, and had not earned any revenues.

We are also in the early stages of updating our website (www.greatestfudgeonearth.com) so as to accommodate online orders.  It is our hope that this process will allow for minimal sales staff and minimal advertising expenses.  We will also continue selling products at local retail outlets and in booths located at special events, fairs and festivals.

As of March 31, 2011, we had cash of $10,549, which we believe will satisfy our current cash demands.  However, if our ongoing business does not provide sufficient revenues to maintain our business operations, we may need to seek additional financing. Any additional funding would most likely come from current directors or principal stockholders, although they are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

To achieve these goals we intend to exploit our Internet website to the extent possible and create new business by advertising, as funds permit. Management believes that these plans can be successfully implemented.

Results of Operations

For the Three Months Ended March 31, 2011 and 2010

We did not realize any revenues during the three-month periods (“first quarter”) ended March 31, 2011 and 2010. During the first quarter of 2011, we incurred a net loss of $8,934 compared to a $6,882 loss during the first quarter of 2010. The increased loss for the first quarter of 2011 is attributed primarily to the 24% increase in general and administrative for the 2011 period, primarily due to an increase in legal and accounting costs related to the preparation and filing with the SEC of our requisite periodic reports.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Liquidity and Capital Resources

At March 31, 2011, we had cash on hand of $10,549 compared to $18,068 at December 31, 2010.  The decrease in cash is attributed primarily the net loss for the first quarter of 2011, partially offset by an increase in the Company’s related-party note payable.

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

At March 31, 2011, we had total assets of $12,603 and stockholders' deficit of $10,910 compared to total assets of $19,882 stockholders' equity of $19,344 at December 31, 2010.

Net Operating Loss

We have accumulated approximately $231,040 of net operating loss carryforwards through December 31, 2010, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2031. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2010 or the three months ended March 31, 2011 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, concludes that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II   —   OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

On April 29, 2011, pursuant to action taken by our sole remaining director, Steven D. Moulton, the Board of Directors appointed Gordon McDougall to become and serve as a director of Rocky Mountain Fudge Company, Inc.  Mr. McDougall fills a vacancy on the Board created by the resignation of Jacob Colby as a director on April 25, 2011.  Mr. Colby resigned for personal reasons.

The Board of Directors also appointed Mr. McDougall as our President and Chief Executive Officer, replacing Moulton in those positions.  Mr. Moulton remains as our Secretary / Treasurer.  There were no understandings or arrangements with any person regarding Mr. McDougall’s appointment as a director, President and Chief Executive Officer.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKY MOUNTAIN FUDGE COMPANY, INC.

Date: May 13, 2011	By:	/S/ Gordon McDougall
Gordon McDougall
President, C.E.O. and Director

	By:	/S/ Steven M. Moulton
Steven M. Moulton
Secretary / Treasurer and Director
(Principal Accounting Officer)