Form 10-Q
period 2011-06-30
Bitzio, Inc.
filed 2011-08-16
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number  000-51688

BITZIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

548 Market Street, Suite 18224, San Francisco, California 94104
(Address of principal executive offices)

(213) 400-0770
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
Yes  ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 15, 2011

Common Stock, $0.001 par value	38,750,000

PART  I   —   FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited consolidated balance sheets of Bitzio, Inc. (formerly Rocky Mountain Fudge Company, Inc.) at June 30, 2011 and December 31, 2010 and related unaudited consolidated statements of operations and cash flows for the three months and six months ended June 30, 2011 and 2010, and for the period from January 4, 1990 (date of inception) to June 30, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  Operating results for the periods ended June 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

BITZIO, INC.
(FKA ROCKY MOUNTAIN FUDGE COMPANY, INC.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2011

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$2,731	$18,068
Prepaid expenses	292,500	108

Total Current Assets	295,231	18,176

FIXED ASSETS

Computer equipment, net	1,365	1,706

TOTAL ASSETS	$296,596	$19,882

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$440	$146
Accounts payable and accrued expenses - related party	392	-
Note payable - related party	25,000	392

Total Current Liabilities	25,832	538

STOCKHOLDERS' EQUITY

Common stock; 75,000,000 shares authorized, at $0.001 par value, 33,750,000 and 33,000,000 shares issued and outstanding, respectively	33,750	33,000
Additional paid-in capital	501,700	208,450
Deficit accumulated during the development stage	(264,686)	(222,106)

Total Stockholders' Equity	270,764	19,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$296,596	$19,882

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					on January 4,
	For the Three Months Ended		For the Six Months Ended		1990 through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$157,702

COST OF SALES	-	-	-	-	58,459

GROSS PROFIT	-	-	-	-	99,243

OPERATING EXPENSES

General and administrative	19,342	12,768	22,865	17,203	268,776
Professional fees	13,888	2,475	19,128	4,475	95,631
Depreciation	170	-	341	-	682

Total Operating Expenses	33,400	15,243	42,334	21,678	365,089

OPERATING LOSS	(33,400)	(15,243)	(42,334)	(21,678)	(265,846)

OTHER INCOME (EXPENSES)

Interest income	-	-	-	-	4,437
Interest expense	(246)	(197)	(246)	(644)	(3,277)

Total Other Income (Expense)	(246)	(197)	(246)	(644)	1,160

LOSS BEFORE INCOME TAXES	(33,646)	(15,440)	(42,580)	(22,322)	(264,686)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(33,646)	$(15,440)	$(42,580)	$(22,322)	$(264,686)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	33,090,659	22,450,548	33,045,580	15,762,432

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance at inception of development stage on January 4, 1990	-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per share on August 10, 1990	4,800,000	4,800	(3,600)	-	1,200

Services contributed by shareholders	-	-	2,400	-	2,400

Shares cancelled as contributed capital by shareholders	(2,000,000)	(2,000)	2,000	-	-

Common stock issued for cash at $0.0003 per share on December 15, 1998	2,000,000	2,000	(1,400)	-	600

Common stock issued for cash at $0.25 per share	200,000	200	49,800	-	50,000

Stock offering costs	-	-	(10,000)	-	(10,000)

Net loss from inception of development stage through December 31, 2004	-	-	-	(44,200)	(44,200)

Balance, December 31, 2004	5,000,000	5,000	39,200	(44,200)	-

Capital contributed by shareholder	-	-	50,000	-	50,000

Net loss for the year ended December 31, 2005	-	-	-	(19,545)	(19,545)

Balance, December 31, 2005	5,000,000	5,000	89,200	(63,745)	30,455

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended December 31, 2006	-	-	-	(23,234)	(23,234)

Balance, December 31, 2006	5,000,000	$5,000	$94,200	$(86,979)	$12,221

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, December 31, 2006	5,000,000	$5,000	$94,200	$(86,979)	$12,221

Common shares issued for debt	4,000,000	4,000	22,300	-	26,300

Services contributed by shareholders	-	-	5,000	-	5,000

Net loss for the year ended December 31, 2007	-	-	-	(36,752)	(36,752)

Balance, December 31, 2007	9,000,000	9,000	121,500	(123,731)	6,769

Services contributed by shareholders	-	-	7,200	-	7,200

Capital contributed by shareholder	-	-	25,750	-	25,750

Net loss for the year ended December 31, 2008	-	-	-	(33,876)	(33,876)

Balance, December 31, 2008	9,000,000	9,000	154,450	(157,607)	5,843

Services contributed by shareholders	-	-	1,000	-	1,000

Net loss for the year ended December 31, 2009	-	-	-	(26,287)	(26,287)

Balance, December 31, 2009	9,000,000	9,000	155,450	(183,894)	(19,444)

Common shares issued for cash	16,000,000	16,000	34,000	-	50,000

Common shares issued for debt	8,000,000	8,000	17,000	-	25,000

Services contributed by shareholders	-	-	2,000	-	2,000

Net loss for the year ended December 31, 2010	-	-	-	(38,212)	(38,212)

Balance, December 31, 2010	33,000,000	33,000	208,450	(222,106)	19,344

Services contributed by shareholders (unaudited)	-	-	1,500	-	1,500

Common shares issued for services (unaudited)	750,000	750	291,750	-	292,500

Net loss for the six months ended June 30, 2011 (unaudited)	-	-	-	(42,580)	(42,580)

Balance, June 30, 2011 (unaudited)	33,750,000	$33,750	$501,700	$(264,686)	$270,764

The accompanying notes are an integral part of these consolidated financial statements

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on January 4,
	For the Six Months Ended		1990 through
	June 30,		June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(42,580)	$(22,322)	$(264,686)
Adjustments to reconcile net loss to net cash used by operating activities:
Services contributed by officers and shareholders	1,500	1,000	16,700
Depreciation and amortization	341	-	683
Loss on settlement of debt	-	-	936
Changes in operating assets and liabilities:
Prepaid expenses	108	-	-
Accounts payable and accrued expenses	294	1,559	440
Due to related parties	-	644	1,651

Net Cash Used in Operating Activities	(40,337)	(19,119)	(244,276)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	-	(2,048)	(2,048)

Net Cash Used in Investing Activities	-	(2,048)	(2,048)

CASH FLOWS FROM FINANCING ACTIVITIES

Note payable - related party	25,000	-	74,105
Contributed capital	-	-	83,150
Sale of common stock for cash	-	50,000	91,800

Net Cash Provided by Financing Activities	25,000	50,000	249,055

NET INCREASE (DECREASE) IN CASH	(15,337)	28,833	2,731

CASH AT BEGINNING OF PERIOD	18,068	5,476	-

CASH AT END OF PERIOD	$2,731	$34,309	$2,731

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES

Common stock issued for debt	$-	$24,064	$50,364
Common stock issued for prepaid expenses	$292,500	$-	$292,500

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2011 and December 31, 2010

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and 2010  and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

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

NOTE 3 -   RELATED PARTY TRANSACTIONS

During the period ended June 30, 2011, a shareholder of the Company loaned the Company $25,000.    Previously, the Company’s president paid $392 of expenses on behalf of the Company, which was added to the terms of the note. The note accrues interest at a rate of 8.0% per annum, and is due on demand.  As of June 30, 2011, accrued interest payable pursuant to the note totaled $247.

During the six months ended June 30, 2011, the Company’s president performed services valued at $1,500 which have been recorded as a contribution to capital.

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

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2011 and December 31, 2010

NOTE 4 -   GOING CONCERN (CONTINUED)

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing mergers with existing operating companies.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Corporate Name Change

Effective May 31, 2011, a Certificate of Amendment to Articles of Incorporation was filed with the Nevada Secretary of State changing the name of the Registrant from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc.  Pursuant to this transaction, shares of the Company’s common stock are now trading under the Company’s new trading symbol, BTZOD.

Stock-Split

Effective May 19, 2011, the Registrant effected a four-for-one forward-split of the shares of its common stock.  All references to common stock activity in these financial statements have been retroactively restated so as to incorporate the effects of this stock-split.

Equity Transactions

On June 20, 2011, the Company issued 750,000 to various consultants for services to be performed over the succeeding 12 months. The shares were valued at the trading price on the issuance date of $0.39 per share, for a total value of $292,500, and are being amortized over the 12-month service period.

NOTE 6 – SUBSEQUENT EVENTS

Acquisition of Empire Group, LLC

On July 11, 2011, the Company’s wholly-owned subsidiary, Empire Holding, Inc., entered into an agreement (the “Agreement”) with two individuals (collectively, the “Sellers”) to acquire all of their interests in The Empire Group LLC. There is no material relationship between the Company and the Sellers, other than the Agreement.

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2011 and December 31, 2010

NOTE 6 – SUBSEQUENT EVENTS (Continued)

The Company, through its subsidiary Empire Holding, Inc. will pay the Sellers a total of $600,000 in three monthly installments of $200,000 each, commencing on the July 31, 2011 closing date of the Agreement.

The Empire Group LLC is an established developer of entertainment-based mobile applications for smartphones.

Acquisition of Bitzio Corp.

On July 13, 2011, the Company’s wholly owned subsidiary, Bitzio Holdings, Inc., entered into an agreement (the “Agreement”) with an individual (the “Seller”) to acquire all of the shares of Bitzio Corp. There is no material relationship between the Company and the Seller, other than the Agreement.

Bitzio Corp. is a company that focuses on developing niche mobile applications for consumers and organizations.

As consideration for the acquisition, the Company, through its subsidiary Bitzio Holdings, Inc., will grant to the Seller 5,000,000 shares of the Company’s common stock.  These shares were issued on August 8, 2011.

Acquisition of Digispace Solutions, LLC

On August 3, 2011, the Company’s wholly-owned subsidiary, Digispace Holdings, Inc., entered into an agreement (the “Digispace Agreement”) with two individuals (collectively, the “Sellers”) to acquire all of their interests in Digispace Solutions, LLC.  As consideration for the acquisition, Digispace Holdings, Inc. will pay to the Sellers $200,000 cash in 12 monthly installments commencing on the closing date and will assume approximately $575,000 of Digispace Solutions, LLC debt.  The Company will grant options to the Sellers to purchase up to 1,000,000 shares of the Company’s common stock at a price of $0.45 per share for five years following the closing date. The closing date for the acquisition is contracted to be or before August 22, 2011.

There is no material relationship between the Company and the Sellers, other than the Digispace Agreement and the Bitzio Corp. Agreement described below.

Digispace Solutions, LLC is an online performance-based advertising company offering a variety of services to assist in the development of a company’s online presence, marketing, tracking and customer management. It provides proprietary web technologies to power online strategies and solutions.

Stock Option Grants

On July 1, 2011, the Company granted options to purchase 5,000,000 shares of common stock to an officer of the Company.  These options have a strike price of $0.25 per share, and expire after a period of five years.

Other Events
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

On May 21, 2010 we formed Eveps International, Inc., a Nevada company, as a wholly-owned subsidiary.  We created the subsidiary to help facilitate any future acquisition or merger transactions with which we may become involved.  On September 24, 2010, we changed the name of the subsidiary to Wireless Power Controls, Inc. (“Wireless”) in connection with a prospective business opportunity in the energy management industry that management has been investigating.  As of June 30, 2011 Wireless had no assets or liabilities, and had not earned any revenues. Effective June 10, 2011, a Certificate of Amendment to Articles of Incorporation was filed with the Nevada Secretary of State changing the name of the Company from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc.  Pursuant to this transaction, shares of the Company’s common stock are now trading under the Company’s new trading symbol, BTZOD.

Subsequent to June 30, 2011 the Company began implementing its business plan of consummating strategic business acquisitions.  Below is a brief discussion on the three acquisitions consummated to date:

Acquisition of Empire Group, LLC

On July 11, 2011, the Company’s wholly-owned subsidiary, Empire Holding, Inc., entered into an agreement (the “Agreement”) with two individuals (collectively, the “Sellers”) to acquire all of their interests in The Empire Group LLC. There is no material relationship between the Company and the Sellers, other than the Agreement.

The Company, through its subsidiary Empire Holding, Inc. will pay the Sellers a total of $600,000 in three monthly installments of $200,000 each, commencing on the July 31, 2011 closing date of the Agreement.

The Empire Group LLC is an established developer of entertainment-based mobile applications for smartphones.

Acquisition of Bitzio Corp.

On July 13, 2011, the Company’s wholly owned subsidiary, Bitzio Holdings, Inc., entered into an agreement (the “Agreement”) with an individual (the “Seller”) to acquire all of the shares of Bitzio Corp. There is no material relationship between the Company and the Seller, other than the Agreement.

Bitzio Corp. is a company that focuses on developing niche mobile applications for consumers and organizations.

As consideration for the acquisition, the Company, through its subsidiary Bitzio Holdings, Inc., will grant to the Seller 5,000,000 shares of the Company’s common stock.  These shares were issued on August 8, 2011.

Acquisition of Digispace Solutions, LLC

On August 3, 2011, the Company’s wholly-owned subsidiary, Digispace Holdings, Inc., entered into an agreement (the “Digispace Agreement”) with two individuals (collectively, the “Sellers”) to acquire all of their interests in Digispace Solutions, LLC.  As consideration for the acquisition, Digispace Holdings, Inc. will pay to the Sellers $200,000 cash in 12 monthly installments commencing on the closing date and will assume approximately $575,000 of Digispace Solutions, LLC debt.  The Company will grant options to the Sellers to purchase up to 1,000,000 shares of the Company’s common stock at a price of $0.45 per share for five years following the closing date. The closing date for the acquisition is contracted to be or before August 22, 2011.

There is no material relationship between the Company and the Sellers, other than the Digispace Agreement and the Bitzio Corp. Agreement described below.

Digispace Solutions, LLC is an online performance-based advertising company offering a variety of services to assist in the development of a company’s online presence, marketing, tracking and customer management. It provides proprietary web technologies to power online strategies and solutions

As of June 30, 2011, we had cash of $2,731, which we believe will satisfy our current cash demands.  However, if our ongoing business does not provide sufficient revenues to maintain our business operations, we may need to seek additional financing. Any additional funding would most likely come from current directors or principal stockholders, although they are under no obligation to provide additional funding and there is no assurance outside funding will be available on terms acceptable to us, or at all.

To achieve these goals we intend to exploit our Internet website to the extent possible and create new business by advertising, as funds permit. Management believes that these plans can be successfully implemented.

Results of Operations

For the Three Months Ended June 30, 2011 and 2010

We did not realize any revenues during the three-month periods (“second quarter”) ended June 30, 2011 and 2010.  During the first quarter of 2011, we incurred a net loss of $33,646 compared to a $15,440 loss during the second quarter of 2010.  The increased loss for the second quarter of 2011 is attributed primarily to the 51% increase in general and administrative for the 2011 period and to an increase of 461% in legal and accounting costs related to the preparation and filing with the SEC and the contemplated acquisition of Bitzio, Inc.

For the Six Months Ended June 30, 2011 and 2010

We did not realize any revenues during the six-month periods (“first half”) ended June 30, 2011 and 2010.  During the first half of 2011, we incurred a net loss of $42,580 compared to a $22,322 loss during the first half of 2010.  The increased loss for the first half of 2011 is attributed primarily to the 33% increase in general and administrative for the 2011 period and to an increase of 327% in legal and accounting costs related to the preparation and filing with the SEC and the contemplated acquisition of Bitzio, Inc.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Liquidity and Capital Resources

At June 30, 2011, we had cash on hand of $2,731 compared to $18,068 at December 31, 2010.  The decrease in cash is attributed primarily the net loss for the first half of 2011, partially offset by an increase of $25,000 in the Company’s related-party note payable.

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

At June 30, 2011, we had total assets of $296,596 and stockholders' equity of $270,764 compared to total assets of $19,882 stockholders' equity of $19,344 at December 31, 2010.

Net Operating Loss

We have accumulated approximately $222,106 of net operating loss carryforwards through December 31, 2010, which may be offset against taxable income and income taxes in future years.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.   The carry-forwards expire in the year 2031.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2010 or the six months ended June 30, 2011 because there is a 50% or greater chance that the carryforward will not be used.  Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, concludes that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 29, 2011, pursuant to action taken by our sole remaining director, Steven D. Moulton, the Board of Directors appointed Gordon McDougall to become and serve as a director of the Company.  Mr. McDougall fills a vacancy on the Board created by the resignation of Jacob Colby as a director on April 25, 2011.  Mr. Colby resigned for personal reasons.

The Board of Directors also appointed Mr. McDougall as our President and Chief Executive Officer, replacing Moulton in those positions.  Mr. Moulton remains as our Secretary / Treasurer.  There were no understandings or arrangements with any person regarding Mr. McDougall’s appointment as a director, President and Chief Executive Officer.

Effective May 19, 2011, the Registrant effected a four-for-one forward-split of the shares of its common stock.  All references to common stock activity in these financial statements have been retroactively restated so as to incorporate the effects of this stock-split.

On June 23, 2011, the Company issued 750,000 to various consultants for services to be performed over the succeeding 12 months. The shares were valued at the trading price on the issuance date of $0.39 per share, for a total value of $292,500, and are being amortized over the six-month service period.

Item 6.	Exhibits

Exhibit 10.1	Form of Company Acquisition Agreement with The Empire Group, LLC

Exhibit 10.2	Form of Company Acquisition Agreement with The Bitzio Corp.

Exhibit 10.3	Form of Proposed Acquisition Agreement with Digispace Holdings, Inc.

Exhibit 10.3	Form of Option to Purchase Common Stock

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITZIO, INC.

Date: August 15, 2011	By:	/S/ Gordon McDougall
Gordon McDougall
President, C.E.O. and Director

	By:	/S/ Steven M. Moulton
Steven M. Moulton
Secretary / Treasurer and Director
(Principal Accounting Officer)