Form 10-Q/A
period 2011-06-30
Bitzio, Inc.
filed 2011-09-12
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

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

[   ]

Accelerated filer

[   ]

Non-accelerated filer

[   ]

Smaller reporting company

[X]

(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [  ]   No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class

Outstanding as of August 15, 2011

Common Stock, $0.001 par value

       38,750,000

EXPLANATORY NOTE

Bitzio, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”)  September 9, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other Changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

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

101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
1.01 LAB *	XBRL Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITZIO, INC.

Date:  September 12, 2011

By:  /S/   GORDON MCDOUGALL

Gordon McDougall

President, C.E.O. and Director

By:  /S/   STEVEN M. MOULTON

Steven M. Moulton

Secretary / Treasurer and Director

(Principal Accounting Officer)

7