Form 10-Q
period 2011-09-30
Bitzio, Inc.
filed 2011-11-18
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer

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

Outstanding as of November 18, 2011

Common Stock, $0.001 par value

       47,083,625

TABLE OF CONTENTS

Heading

Page

PART  I    —   FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results

of Operations

11

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

13

Item 4(T).

Controls and Procedures

13

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

13

Item 1A.

Risk Factors

13

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.

Defaults Upon Senior Securities

14

Item 4.

Removed and Reserved

14

Item 5.

Other Information

14

Item 6.

Exhibits

14

Signatures

15

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited consolidated balance sheets of Bitzio, Inc. (formerly Rocky Mountain Fudge Company, Inc.) at September 30, 2011 and December 31, 2010 and related unaudited consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2011 and 2010, and for the period from January 4, 1990 (date of inception) to September 30, 2011, have been prepared by management in conformity with United States generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  Operating results for the periods ended September 30, 2011, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011 or any other subsequent period.

BITZIO, INC.

(FKA ROCKY MOUNTAIN FUDGE COMPANY, INC.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2011

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash	$11,661	$18,068
Prepaid expenses	342,369	108
Total Current Assets	354,030	18,176
FIXED ASSETS
Computer equipment, net	1,196	1,706
TOTAL ASSETS	$355,226	$19,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$651,247	$146
Accounts payable and accrued expenses - related party	60,889	-
Notes payable	267,771
Note payable - related party	215,142	392
Total Current Liabilities	1,195,049	538
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 39,312,500 and 33,000,000 shares
issued and outstanding, respectively	39,313	33,000
Additional paid-in capital	8,378,933	208,450
Deficit accumulated during the development stage	(9,258,069)	(222,106)
Total Stockholders' Equity (Deficit)	(839,823)	19,344
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$355,226	$19,882

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
					on January 4,
	For the Three Months Ended		For the Nine Months Ended		1990 through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
REVENUES	$3,104	$-	$3,104	$-	$160,806
COST OF SALES	-	-	-	-	58,459
GROSS PROFIT	3,104	-	3,104	-	102,347
OPERATING EXPENSES
General and administrative	128,365	3,432	151,230	18,581	397,141
Professional fees	43,294	3,675	62,422	10,205	138,925
Consulting expense	4,439,733	-	4,439,733	-	4,439,733
Executive compensation	1,141,576	-	1,141,576	-	1,141,576
Impairment of goodwill	3,242,849	-	3,242,849	-	3,242,849
Depreciation	170	171	511	171	852
Total Operating Expenses	8,995,987	7,278	9,038,321	28,957	9,361,076
OPERATING LOSS	(8,992,883)	(7,278)	(9,035,217)	(28,957)	(9,258,729)
OTHER INCOME (EXPENSES)
Interest income	-	-	-	-	4,437
Interest expense	(500)	-	(746)	(644)	(4,023)
Total Other Income (Expense)	(500)	-	(746)	(644)	414
LOSS BEFORE INCOME TAXES	(8,993,383)	(7,278)	(9,035,963)	(29,601)	(9,258,315)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(8,993,383)	$(7,278)	$(9,035,963)	$(29,601)	$(9,258,315)
BASIC AND DILUTED LOSS
PER SHARE	$(0.24)	$(0.00)	$(0.26)	$(0.00)
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	37,557,473	33,000,000	34,566,071	16,505,884

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 4,
	For the Nine Months Ended		1990 through
	September 30,		September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,035,963)	$(29,601)	$(9,258,069)
Adjustments to reconcile net loss to
net cash used by operating activities:
Services contributed by officers
and shareholders	1,500	1,500	16,700
Depreciation and amortization	510	171	852
Common shares issued for services	427,500	-	427,500
Impairment of goodwill	3,242,849	-	3,242,849
Stock options issued for services	4,156,470	-	4,156,470
Stock options issued for executive compensation	1,141,576	-	1,141,576
Loss on settlement of debt	-	-	936
Changes in operating assets and liabilities:
Prepaid expenses	(241,664)	-	(241,772)
Accounts payable and accrued expenses	35,400	1,384	35,546
Accounts payable and accrued expenses - related party	60,889	644	62,540

Net Cash Used in Operating Activities	(210,933)	(25,902)	(414,872)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of computer equipment	-	(2,048)	(2,048)
Cash received in purchase of subsidiary	17,099	-	17,099

Net Cash Used in Investing Activities	17,099	(2,048)	15,051

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable - related party	27,000	-	76,105
Proceeds from notes payable	172,677	-	172,677
Repayments of notes payable	(12,250)	-	(12,250)
Contributed capital	-	-	83,150
Sale of common stock for cash	-	50,000	91,800

Net Cash Provided by Financing Activities	187,427	50,000	411,482

NET INCREASE (DECREASE) IN CASH	(6,407)	22,050	11,661
CASH AT BEGINNING OF PERIOD	18,068	5,476	-

CASH AT END OF PERIOD	$11,661	$27,526	$11,661

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$79
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES

Common stock issued for debt	$-	$24,064	$50,364
Common stock issued for prepaid expenses	$99,750	$-	$99,750

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.

(Formerly Rocky Mountain Fudge Company, Inc.)

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and 2010  and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - GOING CONCERN

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

NOTE 3 - GOING CONCERN (CONTINUED)

6

BITZIO, INC.

(Formerly Rocky Mountain Fudge Company, Inc.)

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 (Unaudited)

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management plans to seek capital from the sale of common stock and debt securities  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2011, a shareholder of the Company loaned the Company $25,142.    Previously, a Company director paid $392 of expenses on behalf of the Company, which was added to the terms of the note. The note accrues interest at a rate of eight percent per annum, and is due on demand.  As of September 30, 2011, accrued interest payable pursuant to the note totaled $754.

During the nine months ended September 30, 2011, a Company director performed services valued at $1,500 which have been recorded as a contribution to capital.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock-Split

Effective June 14, 2011, the Registrant effected a four-for-one forward-split of the shares of its common stock.  All references to common stock activity in these financial statements have been retroactively restated so as to incorporate the effects of this stock-split.

On June 23, 2011, the Company issued 750,000 shares of common stock to various consultants for services to be performed over the succeeding 12 months. The shares were valued at the trading price on the issuance date of $0.39 per share, for a total value of $292,500, and are being amortized over the 12-month service period.

On July 27, 2011 the Company issued 5,000,000 shares of common stock in order to acquire Bitzio, Corp.  These shares were valued at the market rate on the date of issuance, or $0.47, resulting in a total share amount of $2,350,000.

On August 19, 2011 the Company issued 262,500 shares of common stock to an unrelated third party as payment toward prepaid consulting services.  These shares were valued at the market value on the date of issuance, or $0.38 per share, resulting in a total contract amount of $99,750.  This amount is being amortized over the 12-month term of the consulting contract.

7

BITZIO, INC.

(Formerly Rocky Mountain Fudge Company, Inc.)

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 (Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

On September 1, 2011 the Company issued 300,000 shares of common stock as payment for consulting services rendered.  The shares were valued at the market rate on the date of issuance, or $0.45 per share, resulting in an aggregate expense of $135,000.

During the nine-month period ended September 30, 2011 the Company granted options to purchase 14,400,000 shares of the Company’s common stock at strike prices ranging from $0.25 to $0.45.  Each of the options is valid for a period of five years from the grant date.  The Company used the Black-Scholes Options Pricing Model to value these options, and has assigned a value of $5,298,046 to the options, assuming risk free rates ranging from 0.90 percent to 1.80 percent, and annual volatility ranging from 183 percent to 185 percent.  As of September 30, 2011 none of the options have been exercised.

NOTE 6 – SIGNIFICANT EVENTS

Corporate Name Change

Effective June 10, 2011, the Company changed its name from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc.  Pursuant to this transaction, shares of the Company’s common stock are now trading under the Company’s new trading symbol, BTZO.

Acquisition of Bitzio, LLC

On July 13, 2011, the Company’s wholly-owned subsidiary, Bitzio Holdings, Inc., entered into an agreement (the “Agreement”) with an individual (the “Seller”) to acquire all of the shares of Bitzio, Corp. There is no material relationship between the Company and the Seller, other than the Agreement.  The Agreement was completed on July 27, 2011.

Bitzio Corp. is a company that focuses on developing niche mobile applications for consumers and organizations.

As consideration for the acquisition, the Company, through its subsidiary Bitzio Holdings, Inc., issued to the Seller 5,000,000 shares of the Company’s common stock.  These shares were issued on August 9, 2011.

Acquisition of Digispace Solutions, LLC

On August 3, 2011, the Company’s wholly-owned subsidiary, Digispace Holdings, Inc., entered into an agreement (the “Digispace Agreement”) with two individuals (collectively, the “Sellers”) to acquire all of their interests in Digispace Solutions, LLC.  As consideration for the acquisition, Digispace Holdings, Inc. will pay to the Sellers $200,000 cash in 12 monthly installments commencing on the September 30, 2011 closing date and assumed approximately $575,000 of liabilities of Digispace Solutions, LLC.

8

BITZIO, INC.

(Formerly Rocky Mountain Fudge Company, Inc.)

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 (Unaudited)

NOTE 6 – SIGNIFICANT EVENTS (CONTINUED)

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

NOTE 7 – SUBSEQUENT EVENTS

Common stock issuances

Subsequent to September 30, 2011 the Company issued 2,771,125 shares of common stock to various consulting and investor relations entities as consideration for services to be rendered.

Acquisition of Thinking Drone, Inc.

On November 9, 2011 the Company executed an Agreement whereby the Company, through its wholly-owned subsidiary, Bitzio Holdings, Inc., acquired Thinking Drone Inc.  This acquisition was executed upon the Company’s issuance of 5,000,000 shares of common stock to the former owners of Thinking Drone, Inc.  The Company has a continuing obligation pursuant to the acquisition agreement to pay an additional $500,000 in cash by means of: a) $50,000 on or before November 30, 2011, b) not less than $25,000 on or before the last day of each month, beginning with December 31, 2011, and c) the unpaid balance plus unpaid interest on or before October 31, 2012.

Convertible Notes

Subsequent to September 30, 2011 the Company received $240,000 pursuant to the issuance of convertible notes.  For each note, the lender purchases a certain number of units, with one unit being equal to an 8.5 percent convertible note and 2,000 shares of the Company’s common stock.  The units were sold by the Company at $1,000 per unit.  The convertible notes are convertible into the Company’s common stock at $0.10 per share, convertible at any time the notes have been repaid in full.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report.

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

On May 21, 2010 we formed Eveps International, Inc., a Nevada company, as a wholly-owned subsidiary. On September 24, 2010, we changed the name of the subsidiary to Wireless Power Controls, Inc. (“Wireless”).  As of September 30, 2011 Wireless had no assets or liabilities, and had not earned any revenues.

Effective June 10, 2011, the Company changed its name from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc.  Pursuant to this transaction, shares of the Company’s common stock are now trading under the Company’s new trading symbol, BTZO.

     During the third quarter of 2011 the Company began implementing its business plan of consummating strategic business acquisitions.  Below is a brief discussion on the three acquisitions consummated to date:

Acquisition of Bitzio, Corp.

On July 13, 2011, the Company’s wholly-owned subsidiary, Bitzio Holdings, Inc., entered into an agreement (the “Agreement”) with an individual (the “Seller”) to acquire all of the shares of Bitzio, Corp. The Agreement was completed on July 27, 2011.

Bitzio Corp. is a company that focuses on developing niche mobile applications for consumers and organizations.

As consideration for the acquisition, the Company, through its subsidiary Bitzio Holdings, Inc., issued to the Seller 5,000,000 shares of the Company’s common stock.  These shares were issued on August 9, 2011.

Acquisition of Digispace Solutions, LLC

On August 3, 2011, the Company’s wholly-owned subsidiary, Digispace Holdings, Inc., entered into an agreement (the “Digispace Agreement”) with two individuals (collectively, the “Sellers”) to acquire all of their interests in Digispace Solutions, LLC.  As consideration for the acquisition, Digispace Holdings, Inc. will pay to the Sellers $200,000 cash in 12 monthly installments commencing on the September 30, 2011 closing date and assumed approximately $575,000 of liabilities of Digispace Solutions, LLC.

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

As of September 30, 2011, we had cash of $11,661, which we believe to be inadequate for our current cash demands.  If our ongoing business continues to provide insufficient revenues to maintain our business operations, we may need to seek additional financing.  There is no assurance that additional funding will be available on terms acceptable to us, or at all.

Results of Operations

For the Three Months Ended September 30, 2011 and 2010

We had revenues of $3,104 for the three-month period (“third quarter”) ended September 30, 2011 and no revenues for the period ended September 30, 2010.  During the quarter ended September 30, 2011, we incurred a net loss of $8,993,383 compared to a $7,278 loss during the third quarter of 2010.  The increased loss for the current quarter of 2011 is attributed primarily to significant increases in consulting fees, stock option expense, and impairment of goodwill.  All of these expenses relate to the Company’s concerted effort to move forward with its business plan and acquisition strategies.

For the Nine Months Ended September 30, 2011 and 2010

We realized $3,104 of revenue during the nine-month period (“first three quarters”) ended September 30, 2011 and 2010.  During the first three quarters of 2011, we incurred a net loss of $9,035,963 compared to a $29,601 loss during the corresponding period of 2010.  The increased loss for the 2011 period is attributed primarily to significant increases in consulting fees, stock option expense, and impairment of goodwill.  All of these expenses relate to the Company’s concerted effort to move forward with its business plan and acquisition strategies.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Liquidity and Capital Resources

At September 30, 2011, we had cash on hand of $11,661 compared to $18,068 at December 31, 2010.  The decrease in cash is attributed primarily the net loss for the nine months ended September 30, 2011, partially offset by an increase of $25,000 in the Company’s related-party note payable.

We estimate cash requirements for the next twelve months to be approximately $150,000.  Current cash on hand will not be sufficient and if we do not realize adequate revenues, we will need to seek additional funding.  We have no agreements or arrangements for future capital.   If management or stockholders are unable to provide additional future funding, if the need arises, we may have to look at alternative sources of funding.  We do not have any firm plans as to the source of this alternative funding and there is no assurance that such funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.  In the event we are unable to secure necessary future funding, we may have to curtail our business or cease operations completely.

At September 30, 2011, we had total assets of $355,226 and stockholders' deficit of $839,823 compared to total assets of $19,882 stockholders' equity of $19,344 at December 31, 2010.

Net Operating Loss

We have accumulated approximately $222,106 of net operating loss carryforwards through December 31, 2010, which may be offset against taxable income and income taxes in future years.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.   The carry-forwards expire in the year 2031.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2010 or the nine months ended September 30, 2011 because there is a 50 percent or greater chance that the carryforward will not be used.  Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 4(T).

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.  Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.  Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective due to a lack of adequate segregation of duties and the absence of an audit committee.

Changes in Internal Control Over Financial Reporting.  Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, concludes that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Board of Directors also appointed Mr. McDougall as our President and Chief Executive Officer, replacing Mr. Moulton in those positions.  Mr. Moulton remains as our Secretary.  There were no understandings or arrangements with any person regarding Mr. McDougall’s appointment as a director, President and Chief Executive Officer.

      Effective June 14, 2011, the Registrant effected a four-for-one forward-split of the shares of its common stock.  All references to common stock activity in these financial statements have been retroactively restated so as to incorporate the effects of this stock-split.

On June 23, 2011, the Company issued 750,000 shares of common stock to various consultants for services to be performed over the succeeding 12 months. The shares were valued at the trading price on the issuance date of $0.39 per share, for a total value of $292,500, and are being amortized over the 12-

month service period.

On August 8, 2011 the Company issued 5,000,000 shares of common stock in order to acquire Bitzio, Corp.  These shares were valued at the market rate on the date of issuance, or $0.47, resulting in a total share amount of $2,350,000.

On August 22, 2011 the Company issued 262,500 shares of common stock to an unrelated third party as payment toward prepaid consulting services.  These shares were valued at the market value on the date of issuance, or $0.38 per share, resulting in a total contract amount of $99,750.  This amount is being amortized over the 12-month term of the consulting contract.

On September 14, 2011 the Company issued 300,000 shares of common stock as payment for consulting services rendered.  The shares were valued at the market rate on the date of issuance, or $0.45 per share, resulting in an aggregate expense of $135,000.

During the nine-month period ended September 30, 2011 the Company granted options to purchase 14,400,000 shares of the Company’s common stock at strike prices ranging from $0.25 to $0.45.  Each of the options is valid for a period of five years from the grant date.  The Company used the Black-Scholes Options Pricing Model to value these options, and has assigned a value of $5,298,046 to the options, assuming risk free rates ranging from 0.90 percent to 1.80 percent, and annual volatility ranging from 183 percent to 185 percent.  As of September 30, 2011 none of the options have been exercised.

Subsequent Events

Common stock issuances

Subsequent to September 30, 2011 the Company issued 2,771,125 shares of common stock to various consulting and investor relations entities as consideration for services to be rendered and 5,000,000 shares of common stock in respect of the purchase of Thinking Drone, Inc.

Convertible Notes

Subsequent to September 30, 2011 the Company received $240,000 pursuant to the issuance of convertible notes.  For each note, the lender purchases a certain number of units, with one unit being equal to an 8.5 percent convertible note and 2,000 shares of the Company’s common stock.  The units were sold by the Company at $1,000 per unit.  The convertible notes are convertible into the Company’s common stock at $0.10 per share, convertible at any time until the notes have been repaid in full.

Acquisition of Thinking Drone, Inc.

On November 9, 2011 the Company executed an Agreement whereby the Company, through its wholly-owned subsidiary, Bitzio Holdings, Inc., acquired Thinking Drone Inc.  This acquisition was executed upon the Company’s issuance of 5,000,000 shares of common stock to the former owners of Thinking Drone, Inc.  The Company has a continuing obligation pursuant to the acquisition agreement to pay an additional $500,000 in cash by means of: a) $50,000 on or before November 30, 2011, b) not less than $25,000 on or before the last day of each month, beginning with December 31, 2011, and c) the unpaid balance plus unpaid interest on or before October 31, 2012.

With the acquisition of both Thinking Drone, Inc., which does business as Free The Apps, and DigiSpace Solutions LLC now completed, the revenues from both Thinking Drone, Inc.  and DigiSpace Solutions, LLC will now be consolidated into Bitzio's revenues, expenses and balance sheets for all subsequent financial reports.

Digispace Solutions LLC ("Digispace") has been included for a second time on Inc. magazine's annual listing of fastest-growing private companies. The list represents a comprehensive look at an important segment of the economy - entrepreneurial companies in North America experiencing significant sales growth. Digispace joins Spirit Airlines, television maker Vizio, Honest Tea, Dunkin Donuts and Metrokane, makers of the Rabbit corkscrew, among other prominent brands featured on this year's list. Inc Magazine's list of fastest-growing private companies is recognized in the industry as a benchmark of successful companies. At the time that Digispace Solutions was named to the list it was a private company. Bitzio acquired Digispace on September 30, 2011 as part of its acquisition strategy and expansion into the social media and smart phone application markets

Bitzio  completed the acquisition of Thinking Drone, Inc., which does business as Free The Apps on November 10, 2011. Thinking Drone, Inc is an independent application developer for the iPhone and Android platforms. The acquisition extends Bitzio's footprint into social media and smartphone markets.

Founded in 2009, Free The Apps has created numerous free apps, including "Top 10" overall apps featured in iTunes App Store. With over 34 million downloads, some of Free The Apps' successful free apps include Convert Units for Free and Crop for Free.

Item 6.

Exhibits

Exhibit 10.1

Form of Option to Purchase Common Stock

Exhibit 10.2

Form of Option to Purchase Common Stock

Exhibit 10.3

Form of Indemnification Agreement between Bitzio, Inc. and William Schonbrun

Exhibit 10.4

Form of Indemnification Agreement between Bitzio, Inc. and Amish Shah

Exhibit 10.5

Amended Form of Proposed Acquisition Agreement with Digispace Solutions, LLC.

Exhibit 10.6

Form of Proposed Acquisition Agreement with Thinking Drone, Inc.

Exhibit 10.7

Second Amended Form of Proposed Acquisition Agreement with Digispace Solutions, LLC.

Exhibit 10.8

Amended Form of Proposed Acquisition Agreement with Thinking Drone, Inc.

Exhibit 10.9

Amended Form of Option to Purchase Common Stock and Gordon McDougall.

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

Exhibit 101.INS

XBRL Instance Document

Exhibit 101.SCH

XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB

XBRL Extension Labels Linkbase Document

Exhibit 101.PRE

XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BITZIO, INC.

Date:  November 18, 2011

By:  /S/   GORDON MCDOUGALL

Gordon McDougall

President, C.E.O. and Director

By:  /S/   BOB GARNETT

Bob Garnett

Chief Financial Officer and director

14