Form 10-Q/A
period 2011-09-30
Bitzio, Inc.
filed 2011-11-22
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Class

Outstanding as of November 18, 2011

Common Stock, $0.001 par value

       47,083,625

EXPLANATORY NOTE

Bitzio, Inc. is filing this Amendment No. 2 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on November 21, 2011, for the sole purpose of correcting signatures on all certification pages. This includes Exhibits 31.1, 31.2, 32.1 & 32.2.

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