Form 10-Q/A
period 2011-09-30
Bitzio, Inc.
filed 2011-12-22
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 3)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer   [   ]                                                           Accelerated filer   [   ]

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

EXPLANATORY NOTE

Bitzio, Inc. is filing this Amendment No. 3 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (“SEC”) on November 18, 2011, and amended on November 21, 2011, and November 22, 2011, for the purpose of including its restated financial statements as of and for the three and nine months ended September 30, 2011.

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

           13

Item 4.

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

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS	(Restated)
Cash	$4,562	$18,068
Prepaid expenses	341,522	108
Total Current Assets	346,084	18,176

FIXED ASSETS
Computer equipment, net	1,196	1,706
TOTAL ASSETS	$347,280	$19,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$36,252	$146
Accounts payable and accrued expenses - related party	60,889	-
Notes payable	172,771
Note payable - related party	25,142	392
Total Current Liabilities	295,054	538

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 39,312,500 and 33,000,000 shares
issued and outstanding, respectively	39,313	33,000
Additional paid-in capital	8,378,933	208,450
Deficit accumulated during the development stage	(8,366,020)	(222,106)
Total Stockholders' Equity (Deficit)	52,226	19,344

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$347,280	$19,882

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From Inception
					on January 4,
	For the Three Months Ended		For the Nine Months Ended		1990 through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
	(Restated)		(Restated)		(Restated)

REVENUES	$3,104	$-	$3,104	$-	$160,806

COST OF SALES	-	-	-	-	58,459
GROSS PROFIT	3,104	-	3,104	-	102,347

OPERATING EXPENSES
General and administrative	128,365	3,432	151,230	18,581	397,141
Professional fees	43,294	3,675	62,422	10,205	138,925
Consulting expense	4,439,733	-	4,439,733	-	4,439,733
Executive compensation	1,141,576	-	1,141,576	-	1,141,576
Impairment of goodwill	2,350,800	-	2,350,800	-	2,350,800
Depreciation	170	171	511	171	852
Total Operating Expenses	8,103,938	7,278	8,146,272	28,957	8,469,027
OPERATING LOSS	(8,100,834)	(7,278)	(8,143,168)	(28,957)	(8,366,680)

OTHER INCOME (EXPENSES)
Interest income	-	-	-	-	4,437
Interest expense	(500)	-	(746)	(644)	(4,023)
Total Other Income (Expense)	(500)	-	(746)	(644)	414

LOSS BEFORE INCOME TAXES	(8,101,334)	(7,278)	(8,143,914)	(29,601)	(8,366,266)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$(8,101,334)	$(7,278)	$(8,143,914)	$(29,601)	$(8,366,266)

BASIC AND DILUTED LOSS
PER SHARE	$(0.22)	$(0.00)	$(0.24)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	37,557,473	33,000,000	34,566,071	16,505,884

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
(Formerly Rocky Mountain Fudge Company, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on January 4,
	For the Nine Months Ended		1990 through
	September 30,		September 30,
	2011	2010	2011
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,143,914)	$(29,601)	$(8,366,020)
Adjustments to reconcile net loss to
net cash used by operating activities:
Services contributed by officers
and shareholders	1,500	1,500	16,700
Depreciation and amortization	510	171	852
Common shares issued for services	527,250	-	527,250
Impairment of goodwill	2,350,800	-	2,350,800
Stock options issued for services	4,156,470	-	4,156,470
Stock options issued for executive compensation	1,141,576	-	1,141,576
Loss on settlement of debt	-	-	936
Changes in operating assets and liabilities:
Prepaid expenses	(341,414)	-	(341,522)
Accounts payable and accrued expenses	35,400	1,384	35,546
Accounts payable and accrued expenses - related party	60,889	644	111,645
Net Cash Used in Operating Activities	(210,933)	(25,902)	(365,767)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(2,048)	(2,048)
Net Cash Used in Investing Activities	-	(2,048)	(2,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	27,000	-	27,000
Proceeds from notes payable	172,677	-	172,677
Repayments of notes payable	(2,250)	-	(2,250)
Contributed capital	-	-	83,150
Sale of common stock for cash	-	50,000	91,800
Net Cash Provided by Financing Activities	197,427	50,000	372,377
NET INCREASE (DECREASE) IN CASH	(13,506)	22,050	4,562
CASH AT BEGINNING OF PERIOD	18,068	5,476	-
CASH AT END OF PERIOD	$4,562	$27,526	$4,562
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$79
Income Taxes	$-	$-	$-
NON CASH FINANCING ACTIVITIES
Common stock issued for debt	$-	$24,064	$50,364
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

NOTE 3 - GOING CONCERN (CONTINUED)

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

Common Stock

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

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 (Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Options

During the nine-month period ended September 30, 2011 the Company granted options to purchase 14,400,000 shares of the Company’s common stock at strike prices ranging from $0.25 to $0.45.  Each of the options is valid for a period of five years from the grant date.  The Company used the Black-Scholes Options Pricing Model to value these options.  As of September 30, 2011 none of the options have been exercised.

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

NOTE 7 – RESTATED FINANCIAL STATEMENTS

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

During December 2011, it was determined that the acquisition of Digispace could not be completed as contemplated in the Digispace Agreement. Accordingly, the Company has restated its financial statements to remove the assets, liabilities and operations of Digispace. The restatement reduced the Company’s debt by $892,049 and goodwill impairment expense by the same amount.

BITZIO, INC.

(Formerly Rocky Mountain Fudge Company, Inc.)

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 (Unaudited)

NOTE 7 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

The following financial statements compared the original financial statements to those as restated.

ASSETS
	September 30,	September 30,
	2011	2011
	(Restated)	(Original)
CURRENT ASSETS
Cash	$4,562	$11,661
Prepaid expenses	341,522	342,369
Total Current Assets	346,084	354,030
FIXED ASSETS
Computer equipment, net	1,196	1,196
TOTAL ASSETS	$347,280	$355,226

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$36,252	$651,247
Accounts payable and accrued expenses - related party	60,889	60,889
Notes payable	172,771	267,771
Note payable - related party	25,142	215,142
Total Current Liabilities	295,054	1,195,049

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 39,312,500 and 33,000,000 shares
issued and outstanding, respectively	39,313	39,313
Additional paid-in capital	8,378,933	8,378,933
Deficit accumulated during the development stage	(8,366,020)	(9,258,069)
Total Stockholders' Equity (Deficit)	52,226	(839,823)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$347,280	$355,226

BITZIO, INC.

(Formerly Rocky Mountain Fudge Company, Inc.)

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 (Unaudited)

NOTE 7 – RESTATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2011	2011	2011
	(Restated)		(Restated)

REVENUES	$3,104	$3,104	$3,104	$3,104
COST OF SALES	-	-	-	-
GROSS PROFIT	3,104	3,104	3,104	3,104
OPERATING EXPENSES
General and administrative	128,365	128,365	151,230	151,230
Professional fees	43,294	43,294	62,422	62,422
Consulting expense	4,439,733	4,439,733	4,439,733	4,439,733
Executive compensation	1,141,576	1,141,576	1,141,576	1,141,576
Impairment of goodwill	2,350,800	3,242,849	2,350,800	3,242,849
Depreciation	170	170	511	511
Total Operating Expenses	8,103,938	8,995,987	8,146,272	9,038,321

OPERATING LOSS	(8,100,834)	(8,992,883)	(8,143,168)	(9,035,217)
OTHER INCOME (EXPENSES)
Interest income	-	-	-	-
Interest expense	(500)	(500)	(746)	(746)
Total Other Income (Expense)	(500)	(500)	(746)	(746)

LOSS BEFORE INCOME TAXES	(8,101,334)	(8,993,383)	(8,143,914)	(9,035,963)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(8,101,334)	$(8,993.383)	$(8,143,914)	$(9,035,963)

BASIC AND DILUTED LOSS
PER SHARE	$(0.22)	$(0.24)	$(0.24)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	37,557,473	37,557,473	34,566,071	16,505,884

BITZIO, INC.

(Formerly Rocky Mountain Fudge Company, Inc.)

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

September 30, 2011 (Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

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

Convertible Debentures

Subsequent to September 30, 2011 the Company received $240,000 pursuant to the issuance of convertible debentures.  For each debenture, the lender purchases a certain number of units, with one unit being equal to an 8.5 percent convertible note and 2,000 shares of the Company’s common stock.  The units were sold by the Company at $1,000 per unit.  The convertible notes are convertible into the Company’s common stock at $0.10 per share, convertible after the one-year note term expires.

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

On December 19, 2011, the Company entered into a Third Amendment to the agreement for the acquisition of DigiSpace Solutions, LLC that, among other things, moved the closing date to January 10, 2012.  As a result, the financial statements of DigiSpace Solutions, Inc. have not been consolidated herein as they were originally contemplated in the Form 10-Q.

Cash on Hand

As of September 30, 2011, we had cash of $4,562, which we believe to be inadequate for our current cash demands.  If our ongoing business continues to provide insufficient revenues to maintain our business operations, we may need to seek additional financing.  There is no assurance that additional funding will be available on terms acceptable to us, or at all.

Results of Operations

For the Three Months Ended September 30, 2011 and 2010

We had revenues of $3,104 for the three-month period (“third quarter”) ended September 30, 2011 and no revenues for the period ended September 30, 2010.  During the quarter ended September 30, 2011, we incurred a net loss of $8,101,334 compared to a $7,278 loss during the third quarter of 2010.  The increased loss for the current quarter of 2011 is attributed primarily to significant increases in consulting and professional fees, executive compensation, and impairment of goodwill.  All of these expenses relate to the Company’s concerted effort to move forward with its business plan and acquisition strategies.

For the Nine Months Ended September 30, 2011 and 2010

We realized $3,104 of revenue during the nine-month period (“first three quarters”) ended September 30, 2011 and 2010.  During the first three quarters of 2011, we incurred a net loss of $8,143,914 compared to a $29,601 loss during the corresponding period of 2010.  The increased loss for the 2011 period is attributed primarily to significant increases in consulting and professional fees, executive compensation, and impairment of goodwill.  All of these expenses relate to the Company’s concerted effort to move forward with its business plan and acquisition strategies.

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Liquidity and Capital Resources

At September 30, 2011, we had cash on hand of $4,562 compared to $18,068 at December 31, 2010.  The decrease in cash is attributed primarily to cash used in operations for the nine months ended September 30, 2011 of $210,933, partially offset by net cash proceeds of $24,750 from related-party notes payable and net cash proceeds from notes payable from non-related parties of $172,677.

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

At September 30, 2011, we had total assets of $347,280 and stockholders' equity of $52,226 compared to total assets of $19,882 stockholders' equity of $19,344 at December 31, 2010.

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

Item 4.

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

During the nine-month period ended September 30, 2011 the Company granted options to purchase 14,400,000 shares of the Company’s common stock at strike prices ranging from $0.25 to $0.45.  Each of the options is valid for a period of five years from the grant date.  The Company used the Black-Scholes Options Pricing Model to value these options.  As of September 30, 2011 none of the options have been exercised.

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

Item 6.

Exhibits

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

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

BITZIO, INC.

Date:  December 22, 2011

By:  /S/   GORDON MCDOUGALL

Gordon McDougall

President and C.E.O.

By:  /S/   BOB GARNETT

Bob Garnett

Chief Financial Officer