Form 10-K
period 2011-12-31
Bitzio, Inc.
filed 2012-03-29
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-51688

Bitzio, Inc.
(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

548 Market Street, Suite 18224 San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (866) 824-7881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates: $12,051,428, based on the closing sales price of our common stock on March 21, 2012 of $0.40 per share.  The voting stock held by non-affiliates on that date consisted of 30,128,570 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐    No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 19, 2012, there were 51,893,573 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

BITZIO, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

Cautionary Statement Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

We were incorporated in the State of Nevada on September 12, 2005, for the purpose of reincorporating a Utah corporation that was original formed in 1990.  From inception through early 2011, our business was to manufacture and market candy products.

On July 27, 2011, upon the closing of our acquisition of Bitzio Corp., we entered into the business of developing and selling mobile applications for smartphones.  In December 2011, we sold all of our candy products businesses.

Our Business

Today, our mission is to help mobile app developers get the full potential of their mobile apps by increasing consumer reach, conversion rates and bottom line profitability.  Our strategic arsenal of methodologies and technologies allows mobile app developers to quickly develop, market and monetize their apps.  We see ourselves as enablers and are focusing on turning app consumers into app creators.  We aim to be responsible for the download of 1 Billion apps by 2014.

We took a ‘team first’ strategic approach to the market seeking the best individuals to drive the company into this new market opportunity.  Our CEO and his advisors also believe that the best way to align a team is to ensure a singular financial focus.  Many of the desired key employees were already engaged in other businesses in the same, or a tangential space.  To bring these key individuals into the fold, and align their financial interests, many joined via acquisition and received a significant share position in consideration for their existing businesses, and in many cases they are reinvesting their compensation into shares of our company as the business ramps up.

We completed two key acquisitions in 2011 and signed a definitive agreement with a third business in 2011, DigiSpace Solutions, that closed in early 2012.  Moving forward, we plan to fund operations from existing cash flow and revenue and seek additional strategic capital for growth through additional acquisitions.

We are focused on working with small to mid-size mobile app developers to help them:

•	improve the marketing reach of their mobile applications,
•	lower the cost to develop and deploy mobile applications, and
•	increase the sales and conversion rates of their mobile applications.

In 2011, our products included “The App Code”, which was purchased by over 800 current and aspiring mobile app developers, and over 150 mobile apps, including many “Top 10” overall apps features in the iTunes App Store from Apple, that have been downloaded approximately 40 million times.

Our operations are predominantly based in the U.S., with international operations in Europe and Canada.  Our customers include approximately one thousand mobile app developers and our apps have been downloaded approximately 40 million times.

Subsidiaries

We operate our business through five active subsidiaries.

Bitzio Mobile Apps, Inc.

On July 27, 2011, we acquired Bitzio Corp., a developer of mobile applications for smartphones, which is now operated as Bitzio Mobile Apps, Inc.  Bitzio Mobile Apps has developed over 140 mobile applications with over 650,000 downloads in total and is in the process of developing 4,000 additional mobile applications.  The company was founded by Amish Shah in November 2010 and generated application download revenue in its first month of operation.

Thinking Drone, Inc.

On November 9, 2011, we acquired Thinking Drone, Inc., a developer of iPhone and Android apps under the “Free the Apps” brand.  Founded in 2009, Free the Apps has created many highly successful apps, including "Top 10" overall apps featured in iTunes App Store.  Their success is not only creating top revenue generating apps but also using that acumen to help other developers get the visibility their apps need in the crowded mobile apps space.  Using proven strategies, Free the Apps provides developers with social and online solutions to get their apps in a “top” list and extend their reach to extensive customer base.  With almost 40 million downloads and counting, some of Free the Apps highly successful free apps includes Convert Units for Free and Crop for Free.

Digispace Solutions, Inc.

On January 6, 2012, we acquired Digispace Solutions, LLC, an Internet marketing and advertising company now operated as Digispace Solutions, Inc.  The company was one of Inc. Magazine’s 500 Fastest Growing Private Companies for 2009.

Other Subsidiaries

We have two additional wholly-owned subsidiaries whose operations are relatively inactive at this time, BMR Apps, Inc. and Bitzio (Canada), Inc.

Our corporate structure can be seen on the following organizational chart:

The Market

The mobile app market has experienced extremely rapid growth in its 3-4 year existence.  In 2010, the mobile application market generated $10.2 billion dollars of revenue from 10.9 billion downloads, according to Research2Guidance and IDC.  Those same reports predict revenue in excess of $100 billion dollars by 2015, representing a 158% compound annual growth rate (“CAGR”), from over 182 billion downloads.

According to AppStoreHQ and MobileDevHQ, the number of Apple iPhone developers grew from 41,000 in 2010 to 67,000 in 2011, representing a 63% growth rate.  In those same reports, Google Android developers grew over 500% from 10,000 to 51,000 developers.

According to IDC and Appcelerator, in 2010, Apple had 27.9% market share, RIM had 27.4%, Google had 22.7% and Windows had 14.0%.  Developer preferences tell a different story.  According to those same sources, 92% of developers prefer to build mobile apps for the Apple iPhone, 87% for both the Apple iPad and Google Android Phones with 74% preferring to build for Google Android Tablets.  Despite the significant market share held by RIM, only 38% of developers prefer to build for their Blackberry phones and 28% for their tablet offering the Blackberry Playbook.  Thirty-six percent of developers preferred to build mobile applications for Windows phones.

Apple has over 500,000 apps in its app store and recently celebrated the download of the 25 billionth app.  Based on this information and the market share and developer preferences, we believe the core market opportunity is with Apple and Google.  We also believe that Facebook is likely to become the next core market for developing and deploying mobile applications as Zynga, the publisher of the games Farmville and Mafia Wars, has discovered and exploited.

In addition to the developer market – many of which today are quite technically competent, we believe an enormous opportunity exists with non-technical individuals who want to share information and interact via mobile apps.  We don’t believe anybody has been able to measure the number of consumers that want to create apps, though our belief is that it represents a significant multiple over the number of actual developers that exist today.

We see significant unmet needs for both mobile app developers and consumers.  The market, while very large, is still quite immature which is making it harder for developers to effectively monetize.  Some of the reasons and unmet needs are:

For consumers:

•	search and discovery for apps is very difficult,
•	there are many duplicate and redundant apps,
•	there is no easy way to share app ratings,
•	the quality of apps is extremely variable.

For developers:

•	many developers simply don’t know how to promote their apps or monetize them,
•	it’s very difficult to deploy apps across platforms (Apple iOS and Google Android, for example),
•	a significant barrier to entry still exists for consumer power users to create apps,
•	the failure rate of apps in the app stores and markets in increasing.

We believe the right way to measure and approach this market opportunity is to look at one key metric – “reach.”  Reach measures the number of consumers a company can dialogue with, gather intelligence about and market to.  Four examples of companies in this space that we believe exemplify this principal are:

1.	Facebook: They have over 800 million users and an anticipated market value at IPO of approximately $100 billion dollars.

2.	Zynga: They have over 360 million users and 6 of the top 10 Facebook games, a market capitalization of $9.5 billion dollars on 2011 revenue of $1.1 billion dollars and a current forward P/E of 37.

3.
Rovio: The makers of the popular mobile game Angry Birds have over 150 million active users.  Their games have been downloaded over 400 million times and were recently offered $2.5 billion in cash by Zynga and declined.

4.	LinkedIn: The popular social network for professionals have over 125 million users and a $9.3 billion dollar market cap on $522 million in 2011 revenue with a forward P/E of 84.

We believe the enterprise value and P/E of these businesses are measured largely in their ‘reach’ and active user bases and not solely against traditional metrics and fundamentals like revenue.

We have set a target to be responsible for 1 billion downloads by the end of 2014 and at the end of 2011 we were responsible for 40 million downloads.

Demand for Mobile Apps

Recently, mobile app analytics firm, Flurry, released a report finding the average person in the US spends 9% more time on mobile apps than browsing the web.  “In June [2011] users spent an average of 81 minutes daily on mobile apps, compared to 74 minutes on the web,” and users aren’t just playing games and social networking, they are getting directions, reading the news, watching TV and movies, shopping, banking and, even, working.  So it’s no surprise mobile apps are now a must have for just about every company out there.  Without mobile access to a company’s information and product, they are not reaching a huge percentage of their customers.

So, it’s no wonder that more and more companies are dedicating significant time, budget and resources to hiring IT professionals with specific skill sets in iOS, Android and Windows mobile development.  A 2011 report from tech job board giant, Dice, stated that jobs in the mobile app development space are among their fastest growing hiring requests.  Despite this growing need, however, less than one-in-five (17%) of technology professionals have published a mobile app, with only a quarter doing mobile app development full time.

Business executives are increasingly asking, “Is there an app for that?”  And that means mobile app developers are commanding a premium for their salaries.

A recent Robert Half Technology survey found one in two chief information officers across the country either have a mobile phone application in place for the business – or plan to in the next 12 months.  The telephone survey involved 1,400 CIOs from companies across the United States with 100 or more employees.  So what’s the result of this? Robert Half has found that salaries for mobile app developers are up 9 percent from 2011.

A mobile app developer can command a salary between $89,505 and $128,992 in Minneapolis, slightly higher than the $85,000 to $122,500 range nationwide.  The salary range around St. Paul, at $84,575 to $121,888, and St. Cloud, at $65,875 to $94,938, is lower than the national average. (Robert Half has an online technology job salary calculator.)

Kathy Northamer, district president of Robert Half Technology in Minneapolis, has found the interest in mobile apps is also kicking up salaries for the security professionals needed to make sure the apps don’t compromise corporate database.  There’s also a greater need for help desk professionals who understand apps.  Northamer thinks it might make more sense for a business to hire a mobile app developer as a contractor to get apps in place for the business, and then train existing technical staff on how to maintain the apps.

The apps are a great way to give customers speedy access to information about products and services.  They also help improve internal business functions.  Salespeople, for example, can use apps to quickly call up information while they’re on the road.

In a study conducted by the "Microsoft Tag" community, mobile device usage was estimated to overtake desktop Internet users by 2014, based on a rate of growth tracked since 2007.  Mobile Application production studio Epic Digital recently conducted a survey of clientele, to study how the unprecedented growth of applications on the iPhone, iPad, and Android affects different markets.

Eric Peterson, CEO of Epic Digital had this to say:

Nearly 90% of our production income comes from businesses expanding their traditional media to mobile devices.  This is specifically in the corporate, educational, and entertainment markets.  Ever since 2009, the priority for companies has switched from just having Internet media, to making sure that media is cutting-edge and user-friendly on mobile devices.  This includes animation, periodicals, and even normal business functionality.  Large franchise restaurants are taking orders from iPads and department stores are doing the same.

A study conducted by the National Literacy Trust shows that children ages 7-16 are more likely to own a mobile device than a book.  With the January announcement of Apple's new iBooks 2 textbooks for iPad, more educational publishers are trying to provide innovative learning tools on mobile devices.

As traditional media consumption trends change to a more mobile design, new gateways are opened for how media can be communicated to users.

The Business Opportunity

Our mission is to help mobile app developers get the full potential of their mobile apps by increasing consumer reach, conversion rates and bottom line profitability.  Our strategic arsenal of methodologies and technologies allows mobile app developers to quickly develop, market and monetize their apps:

We make money via 3 channels:

1. Education Services: We use affiliate-marketing channels to fill the top of our marketing funnel with developers and consumers who want to create mobile apps.  We then use product launch methodologies and webinars / seminars to provide educational content to consumers and developers showing them how to build mobile apps, or how to build a mobile app business, often showing them by using our proprietary suite of developer tools.  The average cost to participate in one of our educational programs is $1,000 – $2,000 and often has a monthly, recurring element.  In addition, we sell access to “mastermind” groups that give direct access to other like developers, consumers and experts for advice and support at an average cost of $10,000 – 25,000.  The vast majority of the content in these courses is delivered via internet download and webinars.

For example, in late 2011 Bitzio launched The App Code.  Over 2,000 developers attended the initial free webinar and over 800 went on to participate at $997 per person for the 6-week course.  Over 150 people attended a live seminar in San Diego in January 2012 and 35 people went on to join the MasterMind group at a cost of $10,000 per person.

2. Developer Tools: We have acquired, licensed and developed a series of technologies, tools and platforms and continue to both seek out and build “best of breed” additions.  These are tools Bitzio, FreeTheApps, and our other partners use to build and optimize apps.  We’ll aggregate the best tools to help developers deploy and optimize their apps in the future and allow consumers to become creators.  With our educational series and these tools, our goal is to become the one-stop shop for developers to maximize their revenue – and use Bitzio as their strategic weapon.  Our focus here is on the simplest end-to-end user interface on top of a series of different tools.  Very much like the Apple model where the user experience is paramount to success and where the complexity and technology seem invisible to the user.  Depending on the tool, we charge either an up front fee, a recurring monthly fee for access and use or both.

3. Apps:  We have acquired two app companies already – Bitzio and FreeTheApps (Thinking Drone) and we continue to seek out the best app developers for acquisition.  In addition, we continue to build out our own apps, using our tools, to both drive revenue and reach.  Developers who use our tools have the option of leaving their apps on our platform for cross selling to our user community (reach) for further optimization.  We derive significant revenue from advertising within our apps and share similar revenue from developers who elect to use our optimization tools to drive advertising within their apps.  To date, our applications have been downloaded over 40 million times and we have a goal to deliver 1 billion downloads by the end of 2014.

Our strengths

Our core strength and competitive differentiator comes from our team.  We’ve assembled a very seasoned, tested and true team of executives, leaders and domain experts to drive Bitzio forward.  We subscribe to a team first approach where we focus on getting the very best players onto the team, aligning their incentives and focusing each of them on what they are best and can deliver the most value from.  Our team is ‘built to scale’; meaning many of them have been part of enterprises that scale into the billion-dollar value range, and up.  This is a team that one would usually recruit later in the lifecycle of a business – but we believe this market is moving so fast, that the right team is necessary from day one to lay the foundation for scale and then execute on the plans.  That has been a core focus in the first year of operations and we believe we have exceeded expectations with the team we’ve assembled.

Team diversity:  another key strength is the incredible diversity found within the team.  We have young entrepreneurs who built some of the fastest growing companies in their space before the age of 30 and senior financial advisors who have been on and led public company boards and worked at “Big 4” tax or accounting firms for over 40 years.  Some of our leaders have driven advertising, marketing, technology and consulting firms while others have built very successful app companies – some before they were 25 years old.  We have business brokers who focus on finding us the next great acquisition(s) and operators who know how to buy and integrate them and other operators who spent over 25 years managing highly complex technology projects.  Many of our leaders have been a part of publicly traded companies with market caps in excess of 1 billion dollars and some were there from the start, through the IPO and into successful execution, including legal counsel who has done so multiple times in the tech sector.  These diverse experiences and points of view give the team an unparalleled ability to work problems from vastly different angles and arrive at great solutions.

We have diversified our revenue streams to both increase our velocity, but also to smooth out our revenue trajectory as different types of products and services take hold at different paces.  This also allows us to narrow the focus of our resources at a given time, depending on market conditions.

The 3 market segments we provide services and products for (education, tools and apps) are highly profitable on their own, and work together as a multiplier.  The segments act as a sales funnel – we market to developers and entrepreneurs and offer to teach them ‘how to’.  Much of the acquisition cost is in getting folks into the top of the funnel.  Once they come through the educational course – which is written once and distributed to many – we upsell access to the tools we have and use in the course and then share revenue from the apps they built.  This gives us a very significant lifetime value for each customer with a recurring revenue component through the tools and apps.  In addition, we continue to focus on building our own apps that are able to scale very quickly with pre-built distribution models via Apple and Google at very low cost once development is completed.

Our growth strategy

Gain additional scale, technology and access to new markets through acquisitions

We have historically acquired various businesses and technologies to grow our revenue and service capabilities.  We expect to continue targeting acquisition candidates that have revenue expansion opportunities or complementary technology and solutions.  We also expect to evaluate acquisition candidates that will enable us to expand our business and to enter markets adjacent to our core business or into new geographic markets.

Advance into new market segments

We intend to leverage our core competencies, technologies and existing market position to broaden our offerings and customer base and advance into new market segments.  We intend to leverage our team, revenue base and reach to expand our presence into new markets.

Enhance smartphone solutions

We intend to extend further our support for new versions of smartphones and extend our support for data-rich applications which have higher rates of data consumption on these mobile devices.  In addition, we will continue to leverage our subscriber behavior insights and user interface expertise to offer more personalized and richer experiences to smartphones.  We expect to fully capitalize on the extensive capabilities of smartphones and their significant market adoption.

We’ll continue to refine, enhance and expand our educational offerings to bring more consumers into our world and help them learn to be creators.  This will expand our customer list to upsell tools to.

We’ll continue to refine, enhance and expand the tools we use to build apps and offer those tools to developers and consumers driving both up front and recurring revenue streams – and downstream driving more apps to market within the Bitzio community.

We plan to continue aggressively building our own apps and deploying them in the Apple and Google app stores, seeking revenue from downloads, in app purchases for premium content and in app advertising.

We’ll continue to expand our reach through apps and the insights and information we’ll collect while those apps are being used will give us valuable targeted cross selling information to increase our sales and marketing conversion through advertising.

Competition

The market for mobile apps and development tools is extremely competitive and is becoming more so.  The barriers to entry are low, and the life of any app is limited.  The following is a list of our current primary competitors focusing on mobile app development tools:

•	SeattleClouds.com
•	Buzztouch.com
•	iBuildApp.com
•	Conduit.com
•	AppMakr.com
•	AppsBuilder.com
•	Magmito.com
•	MoSync.com
•	Pieceable.com
•	RhoMobile.com
•	Ripple.TinyHippos.com
•	RunRev.com
•	SassMob.com
•	Sencha.com
•	ShoutEm.com
•	SwebApps.com
•	TapLynx.com
•	Apps-Builder.com
•	Mippin.com
•	Mobbase.com
•	Mobi-Cart.com
•	Mobtify.com

Intellectual property

Our intellectual property is an essential element of our business.  We use a combination of trademark, patent, copyright, trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property.  Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works.  Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own or license.  Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property.  While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot assure you that we will prevail in any intellectual property dispute.  If we do not prevail in such disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of the applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party.

Government Regulation

Legislation is continually being introduced that may affect both the content of our products and their distribution.  For example, data and consumer protection laws in the United States and Europe impose various restrictions, which will be increasingly important to our business as we continue to market our products directly to end users and we collect information, including personal identifiable information, about our end user customers.  Those rules vary by territory although the Internet recognizes no geographical boundaries.  In the United States, for example, numerous federal and state laws have been introduced which attempt to restrict the content or distribution of games.  Legislation has been adopted in several states, and proposed at the federal level, that prohibits the sale of certain games to minors.  The Federal Trade Commission has also recently indicated that it intends to review issues related to in-app purchases, particularly with respect to games that are marketed primarily to minors.  In addition, two self-regulatory bodies in the United States (the Entertainment Software Rating Board) and the European Union (Pan European Game Information) provide consumers with rating information on various products such as entertainment software similar to our products based on the content (e.g., violence, sexually explicit content, language).  Furthermore, the Chinese government has adopted measures designed to eliminate violent or obscene content in games.  In response to these measures, some Chinese telecommunications operators have suspended billing their customers for certain mobile gaming platform services, including those services that do not contain offensive or unauthorized content, which could negatively impact our revenues in  China.  China has also adopted measures that prohibit the use of virtual currency to purchase any real world good or service.

We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters.  The Department of Labor, Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to establish regulations that may have an impact on our operations.

Employees

As of the date of this Annual Report, we have 27 employees and/or contractors working for the Bitzio consolidated group, 4 of which are our officers, 2 of which are directors, 12 of which are engaged in production, publishing and development, and 9 of which is engaged in administrative functions.  None of our employees are represented by a labor union or is covered by a collective bargaining agreement.  We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

ITEM 1A – RISK FACTORS

As a smaller reporting company we are not required to provide a statement of risk factors.  Nonetheless, because this is our first Annual Report after completing several major acquisitions, we are voluntarily providing risk factors herein.

Any investment in our common stock involves a high degree of risk.  You should consider carefully the following information, together with the other information contained in this annual report, before you decide to buy our common stock.  If one or more of the following events actually occurs, our business will suffer, and as a result our financial condition or results of operations will be adversely affected.  In this case, the market price, if any, of our common stock could decline, and you could lose all or part of your investment in our common stock.

We help mobile app developers get the full potential of their mobile apps by increasing consumer reach, conversion rates and bottom line profitability.  Our strategic arsenal of methodologies and technologies allows mobile app developers to quickly develop, market and monetize their apps.  We face risks in developing our products and services and eventually bringing them to market.  We also face risks that our business model becomes obsolete.  The following risks are material risks that we face.  If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

Risk Factors Related to the Business of the Company

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development.  We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services.  If we fail to do so, it could materially harm our business and impair the value of our common stock.  Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future.  We were incorporated in 2005, but only acquired the first of our current operating subsidiaries in July 2011.  Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing.  The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations.  No assurance can be given that we can or will ever operate profitably.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

To date we have relied on cash flow from operations, funding from our founders, waivers of significant amounts of compensation by our executive team, and debt financing to fund operations.  We have extremely limited cash liquidity and capital resources.  Our cash on hand as of December 31, 2011 was approximately $181,725, and our revenue for the year ended December 31, 2011 was $579,386.  Based on our recurring expenses, estimated revenue from our product pipeline, and not including assumed liabilities from acquisitions and outstanding loans, our estimated monthly burn rate is approximately $25,000.

Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, and competing market developments.  Based on our current financial situation we may have difficulty continuing our operations at their current level, or at all, if we do not receive additional financing in the near future.  Consequently, although we currently have no specific plans or arrangements for financing, we intend to raise funds through private placements, public offerings or other financings.  Any equity financings would result in dilution to our then-existing stockholders.  Sources of debt financing may result in higher interest expense.  Any financing, if available, may be on unfavorable terms.  If adequate funds are not obtained, we may be required to reduce or curtail operations.  We anticipate that our existing capital resources will not be adequate to satisfy our operating expenses and capital requirements for any length of time.  However, this estimate of expenses and capital requirements may prove to be inaccurate.

Our independent registered public accounting firm has expressed doubts about our ability to continue as a going concern.

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2011 and 2010 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues.  If we are not able to do this we may not be able to continue as an operating company.

In recent years, we have recognized significant impairment losses related to our goodwill, intangible assets and property and equipment. Additional impairment losses may be recognized which would adversely affect our financial results.

We are required under GAAP to test goodwill for impairment and to assess our amortizable intangible assets, including capitalized software costs, and long-lived assets, as well as goodwill, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable.  In 2011, we incurred an impairment loss of $2.4 million.  Factors that could lead to impairment include changes in business strategy, restructuring of the business in connection with acquisitions, actual performance of acquired businesses below our expectations and expiration of customer contracts.  Unanticipated events or changes in circumstances could impact our ability to recover the carrying value of some or all of these assets.  In addition, we expect to make additional acquisitions in the future that would increase the amount of such assets on our books that would be subject to potential future impairment.  In the event any of our current or future assets became impaired, the associated impairment charge could adversely impact our results of operations.

If we fail to maintain proper and effective internal controls or are unable to remediate the deficiencies in our internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  We are in the process of documenting and reviewing our internal controls and procedures in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires annual management assessment of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing this assessment.  Our compliance with Section 404 will require that we incur additional expense and expend management time on compliance-related issues.  If we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market’s confidence in our financial statements could decline and the market price of our common stock could be adversely impacted.

Because we face intense competition, we may not be able to operate profitably in our markets.

The market for mobile apps and development tools is highly competitive and is becoming more so, which could hinder our ability to successfully market our products.  We may not have the resources, expertise or other competitive factors to compete successfully in the future.  We expect to face additional competition from existing competitors and new market entrants in the future. Many of our competitors have greater name recognition and more established relationships in the industry than we do.  As a result, these competitors may be able to:

•	develop and expand their product offerings more rapidly;
•	adapt to new or emerging changes in customer requirements more quickly;
•	take advantage of acquisition and other opportunities more readily; and
•	devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can. See “The Company – Competition.”

If we are unable to maintain brand image or product quality, our business may suffer.

Our success depends on our ability to maintain and build brand image for our existing products, new products and brand extensions.  We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our products’ brand image and on consumer preferences.

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management, including primarily William Schonbrun, Robert Garnett, technical experts, and sales and marketing personnel.  We attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas.  Our inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The loss of key personnel could limit our ability to develop and market our products.

Because our officers and directors control a nearly one-third of our common stock, they have the ability to influence matters affecting our shareholders.

Our officers and directors beneficially own over 32% of our outstanding common stock.  As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares.  Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated.  Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.  See “Principal Shareholders.”

Our business may be negatively impacted by a slowing economy or by unfavorable economic conditions or developments in the United States and/or in other countries in which we operate.

A general slowdown in the economy in the United States or unfavorable economic conditions or other developments may result in decreased consumer demand, business disruption, supply constraints, foreign currency devaluation, inflation or deflation.  A slowdown in the economy or unstable economic conditions in the United States or in the countries in which we operate could have an adverse impact on our business results or financial condition.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

We may experience rapid growth and development in a relatively short period of time by aggressively marketing our mobile apps and development tools.  In addition, we have completed three acquisitions recently, and may complete more in the future.  The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel and the training of new personnel.  We intend to hire additional personnel in order to manage our expected growth and expansion.  Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.

If we fail to develop and introduce new mobile apps and other applications that achieve market acceptance, our sales could suffer.

Our business depends on providing mobile apps and development tools that consumers want to buy.  We must invest significant resources in research and development to enhance our offering of apps and tools and other applications and introduce new apps and other applications.  Our operating results would suffer if our apps and other applications are not responsive to the preferences of our customers or are not effectively brought to market.

The planned timing or introduction of new mobile apps and development tools is subject to risks and uncertainties.  Unexpected technical, operational, deployment, distribution or other problems could delay or prevent the introduction of new apps, which could result in a loss of, or delay in, revenues or damage to our reputation and brand.  If any of our applications is introduced with defects, errors or failures, we could experience decreased sales, loss of customers and damage to our reputation and brand.  In addition, new applications may not achieve sufficient market acceptance to offset the costs of development.  Our success depends, in part, on unpredictable and volatile factors beyond our control, including customer preferences, competing applications and the availability of other entertainment activities.  A shift in Internet or mobile device usage or the entertainment preferences of our customers could cause a decline in our applications' popularity that could materially reduce our revenues and harm our business.

We intend to continuously develop and introduce new apps, development tools, and other applications for use on next-generation Internet and mobile devices.  We must make product development decisions and commit significant resources well in advance of the anticipated introduction of new mobile devices.  New mobile devices for which we will develop applications may be delayed, may not be commercially successful, may have a shorter life cycle than anticipated or may not be adequately promoted by wireless carriers or the manufacturer.  If the mobile devices for which we are developing games and other applications are not released when expected or do not achieve broad market penetration, our potential revenues will be limited and our business will suffer.

Mobile platform providers have broad discretion to change their terms of services which could adversely impact our business.

We are subject to the standard terms and conditions for application developers, which govern the promotion, distribution and operation of games and other applications on the respective platforms of the providers. The providers have broad discretion to change their terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us.  The providers may also change their fee structure, add fees associated with access to and use their platform, change how the personal information of its users is made available to application developers or restrict how users can share information with friends on their platform.

Our use of open source software could limit our ability to commercialize our services.

We have incorporated open source software into our services.  Although we closely monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our services.  In that event, we could be required to seek licenses from third parties in order to continue offering our services, to re-engineer our products or to discontinue sales of our services, any of which could materially adversely affect our business.

Our industry is experiencing consolidation that may cause us to lose key relationships and intensify competition.

The Internet and mobile apps industries are undergoing substantial change, which has resulted in increasing consolidation and formation of strategic relationships.  We expect this consolidation and strategic partnering to continue.  Acquisitions or other consolidating transactions could harm us in a number of ways, including:

●
we could lose strategic relationships if our strategic partners are acquired by or enter into relationships with a competitor (which could cause us to lose access to distribution, content, technology and other resources);

●	we could lose customers if competitors or users of competing technologies consolidate with our current or potential customers; and
●	our current competitors could become stronger, or new competitors could form, from consolidations.

Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share.  Consolidation could also force us to expend greater resources to meet new or additional competitive threats, which could also harm our operating results.

We rely on the continued reliable operation of third parties’ systems and networks and, if these systems and networks fail to operate or operate poorly, our business and operating results will be harmed.

Our operations are in part dependent upon the continued reliable operation of the information systems and networks of third parties.  If these third parties do not provide reliable operation, our ability to service our customers will be impaired and our business, reputation and operating results could be harmed.

The Internet and our network are subject to security risks that could harm our business and reputation and expose us to litigation or liability.

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks.  Any compromise of our ability to transmit and store such information and data securely, and any costs associated with preventing or eliminating such problems, could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability.  We also may be required to expend significant capital or other resources to protect against the threat of security breaches or hacker attacks or to alleviate problems caused by such breaches or attacks.  Any successful attack or breach of our security could hurt consumer demand for our products and services, expose us to consumer class action lawsuits and harm our business.

Actual or perceived security vulnerabilities in mobile devices could negatively affect our business.

The security of mobile is critical to our business.  Individuals or groups may develop and deploy viruses, worms and other malicious software programs that attack mobile devices.  Security experts have identified computer worms targeted specifically at mobile devices.  Security threats could lead some mobile subscribers to reduce or delay their purchases of mobile content and applications in an attempt to reduce the security threat posed by viruses, worms and other malicious software.  Actual or perceived security threats, and reactions to such threats, could reduce our revenue or require unplanned expenditures on new security initiatives.

We may be unable to adequately protect our proprietary rights.

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property and technology, including both internally developed technology and technology licensed from third parties.  To the extent we are able to do so, in order to protect our proprietary rights, we will rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions and licensing agreement.  Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

●	Our applications for trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;
●	Issued trademarks and registered copyrights may not provide us with any competitive advantages;
●	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
●	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or
●	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights.  Any such litigation could be very costly and could distract our management from focusing on operating our business.  The existence and/or outcome of any such litigation could harm our business.

Interpretation of existing laws that did not originally contemplate the Internet could harm our business and operating results.

The application of existing laws governing issues such as property ownership, copyright and other intellectual property issues to the Internet is not clear.  Many of these laws were adopted before the advent of the Internet and do not address the unique issues associated with the Internet and related technologies.  In many cases, the relationship of these laws to the Internet has not yet been interpreted.  New interpretations of existing laws may increase our costs, require us to change business practices or otherwise harm our business.

It is not yet clear how laws designed to protect children that use the Internet may be interpreted, and such laws may apply to our business in ways that may harm our business.

The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13.  We do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13.  The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

We may be subject to market risk and legal liability in connection with the data collection capabilities of our products and services.

Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate.  To provide better consumer experiences and to operate effectively, our products send information to our servers.  Many of the services we provide also require that a user provide certain information to us.  We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products.

Risks Related To Our Common Stock

We expect that our revenue will fluctuate, which could cause our stock price to decline.

Our revenue is subject to fluctuations due to the timing of sales of high-dollar professional services projects.  Because these projects occur at irregular intervals and the dollar values vary based on customer needs, we may experience quarter-to-quarter fluctuations in revenue.  In addition, any significant delays in the deployment of our services, or unfavorable sales trends in our existing service categories could adversely affect our revenue growth.  If our revenue fluctuates or does not meet the expectations of securities analysts and investors, our stock price would likely decline.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the OTC Bulletin Board and/or we may be forced to discontinue operations.

Our common stock is traded on the OTC Bulletin Board.  We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to commence and/or continue trading on the OTC Bulletin Board and/or continue as a going concern.  These costs include compliance with the Sarbanes-Oxley Act of 2002, which will be difficult given the limited size of our management, and we will have to rely on outside consultants.  Accounting controls, in particular, are difficult and can be expensive to comply with.

Our ability to continue trading on the OTC Bulletin Board and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing.  If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTC Bulletin Board and/or we may be forced to discontinue operations.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future.  We do not plan on making any cash distributions in the manner of a dividend or otherwise.  Our Board presently intends to follow a policy of retaining earnings, if any.

We have the right to issue additional common stock and preferred stock without consent of stockholders.  This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We have additional authorized, but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors.  Our certificate of incorporation has authorized issuance of up to 10,000,000 shares of preferred stock in the discretion of our Board.  The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required.  If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock.  Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

The forward looking statements contained in this annual report may prove incorrect.

This annual report contains certain forward-looking statements, including among others:  (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for expanding distribution; and (iii) our ability to distinguish ourselves from our current and future competitors.  These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties.  Actual results could differ materially from these forward-looking statements.  In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the biotechnology industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace.  In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this annual report will, in fact, transpire.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation, and the effects of competition.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions.  These statements are only predictions and involve known and unknown risks and uncertainties, including the risks outlined under “Risk Factors” and elsewhere in this annual report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement.  We are not under any duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results, unless required by law.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

We do not have any office space, nor are we a party to any leases.  We, along with each of our subsidiaries, operate essentially virtually and rent meeting or conference facilities as needed.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTC Bulletin Board under the symbol “BTZO.”  Our stock has traded on the OTC Bulletin Board since June 2010.  Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2011 and 2010, as provided by the Nasdaq Stock Markets, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2010	First Quarter	$1.32	$0
	Second Quarter	$1.79	$0.12
	Third Quarter	$1.50	$0.10
	Fourth Quarter	$1.50	$0

2011	First Quarter	$1.01	$0
	Second Quarter	$1.16	$0
	Third Quarter	$0.62	$0
	Fourth Quarter	$0.45	$0.02

2012	First Quarter (through February 29, 2012)	$0.37	$0

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.  As of the date of this Annual Report, there are 51,893,571 shares of our common stock issued and outstanding, and 2,043,120  shares of our Series A Convertible Redeemable Preferred Stock issued and outstanding.

Common Stock.  Each shareholder of our common stock is entitled to a pro rata share of cash distributions made to shareholders, including dividend payments.  The holders of our common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders.  There is no cumulative voting with respect to the election of our directors or any other matter.  Therefore, the holders of more than 50% of the shares voted for the election of those directors can elect all of the directors.  The holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors from funds legally available therefore.  Cash dividends are at the sole discretion of our Board of Directors.  In the event of our liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of our liabilities and after provision has been made for each class of stock, if any, having any preference in relation to our common stock.  Holders of shares of our common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to our common stock.

Preferred Stock.  We are authorized to issue 10,000,000 shares of preferred stock.  The rights, privileges, and preferences of our preferred stock can be set by our Board of Directors without further shareholder approval.  The availability or issuance of these shares could delay, defer, discourage or prevent a change in control.

Each share of Series A Preferred Stock gives the holder the right, but not the obligation, after January 1, 2013 but before January 2, 2017, to purchase two (2) shares of our common stock at a purchase price of Forty Cents ($0.40) per share.  Further, the Corporation can redeem the Series A Preferred Stock at $0.0025 per share after January 2, 2017.  The Series A Preferred Stock does not have any voting rights.

Dividend Policy.  We have not declared or paid a cash dividend on our capital stock in our last two fiscal years and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We currently intend to retain our earnings, if any, for use in our business.  Any dividends declared in the future will be at the discretion of our Board of Directors and subject to any restrictions that may be imposed by our lenders.

Outstanding Options, Warrants, and Convertible Instruments

There are options and warrants outstanding to acquire an aggregate of 22,392,462 shares of our common stock at exercise prices ranging from $0.20 to $0.40.  The weighted-average exercise price of all outstanding options and warrants is $0.34 per share.

There are 2,043,120 shares of our Series A Convertible Redeemable Preferred Stock issued and outstanding.  Each share of Series A Convertible Redeemable Preferred Stock gives the holder the right, but not the obligation, after January 1, 2013 but before January 2, 2017, to purchase two (2) shares of our common stock at a purchase price of $0.40 per share.  Further, we can redeem the Series A Preferred Stock at $0.0025 per share after January 2, 2017.  The Series A Convertible Redeemable Preferred Stock has no voting rights.

Of the 51,893,571 shares of our common stock issued and outstanding as of March 19, 2012, 39,368,571 are restricted securities in accordance with Rule 144 of the Securities Act of 1934.  Of the 39,368,571 shares of restricted securities, 562,500 are eligible for resale pursuant to Rule 144 (not including shares held by affiliates).

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have a stock option or grant plan.

Holders

As of March 19, 2012, there were 51,893,571 shares of our common stock issued and outstanding and held by 73 holders of record.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future.  We intend to apply our earnings, if any, in expanding our operations and related activities.  The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

2012

On February 7, 2012, we issued 744,000 units at a price of $0.25 per unit for cash proceeds totaling $186,000.  Each unit consisted of one share of common stock, restricted in accordance with Rule 144, and a warrant to purchase an additional restricted share of common stock at a price of $0.40 per such share until February 6, 2015.  The issuance was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933.

In connection with our acquisition of DigiSpace Solutions, LLC, on January 6, 2012 we issued options to two individuals, one of which was Amish Shah, a member of our Board of Directors, to each acquire Five Hundred Thousand (500,000) shares of our common stock at $0.28 per share.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the individuals were either accredited or sophisticated and familiar with our operations, and there was no solicitation.

Series A Convertible Redeemable Preferred Stock

On January 6, 2012, we issued an aggregate of 2,043,120 shares of our Series A Convertible Redeemable Preferred Stock to six individuals, four of which are members of our Board of Directors, namely William Schonbrun, Gordon C. McDougall (Tezi Advisory), Steven D. Moulton, and R.W. (Bob) Garnett, and one of which was our Chief Operating Officer, namely Bruce Weatherell.  Each share of Series A Preferred Stock gives the holder the right, but not the obligation, after January 1, 2013 but before January 2, 2017, to purchase two (2) shares of the Corporation’s common stock at a purchase price of Forty Cents ($0.40) per share, which was the closing price of our common stock on the last trading day prior to the transaction.  Further, the Corporation can redeem the Series A Preferred Stock at $0.0025 per share after January 2, 2017.

We granted rights to subscribe for the Series A Convertible Redeemable Preferred Stock to six individuals as a result of them waiving an aggregate of $465,000 of compensation in 2011, and agreeing to defer an aggregate of $360,000 of compensation otherwise due in 2012.  The rights enabled the six individuals to acquire the preferred shares at $0.0025 per share, as follows:

Name	No. of Shares of Series A Convertible Redeemable Preferred Stock	Purchase Price	2011 Compensation Waived	2012 Compensation Deferred
Schonbrun	588,462	$1,471.16	$127,500.00	$90,000.00
McDougall	514,904	$1,287.26	$127,500.00	$45,000.00
Moulton	276,293	$690.73	$60,000.00	$60,000.00
Garnett	230,769	$576.92	$50,000.00	$30,000.00
	230,769	$576.92	$50,000.00	$90,000.00
Weatherell	201,923	$504.81	$50,000.00	$45,000.00

Totals	2,043,120	$5,107.80	$465,000.00	$360,000.00

The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the individuals were either accredited or sophisticated and familiar with our operations, and there was no solicitation.

2011

On December 21, 2011, we issued 500,000 shares of common stock, restricted in accordance with Rule 144, as compensation for services rendered.  These shares were issued at a deemed price of $0.36 per share.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors familiar with our operations and management.

On December 15, 2011, we issued 2,500,000 shares of our common stock at a price of $0.10 per share to one investor.  The issuance was exempt from registration pursuant to Rule 506 of Regulation D promulgated thereunder.  The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Convertible Promissory Note

On December 8, 2011 (the “Issue Date”), we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $52,500 (the “Note”).  The Note has a maturity date of September 12, 2012, and is convertible only after June 5, 2012 into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price.  The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%).  “Market Price” means the average of the lowest five (5) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Fixed Conversion Price” shall mean $0.00009.  The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933.  The purchase and sale of the Note closed on December 14, 2011, the date that the purchase price was delivered to us.

At any time during the periods beginning and ending on the dates set out in the table below, we have the right to prepay the Note by paying the outstanding balance of the Note multiplied by the multiplier set out below.

Optional Prepayment Period Commencement	Optional Prepayment Period End	Multiplier
Issue Date	30 days after the Issue Date	120%
31 days after the Issue Date	60 days after the Issue Date	125%
61 days after the Issue Date	90 days after the Issue Date	130%
91 days after the Issue Date	120 days after the Issue Date	135%
121 days after the Issue Date	150 days after the Issue Date	140%
151 days after the Issue Date	180 days after the Issue Date	150%

The issuance of the Note was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.  The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On November 24, 2011, we issued 360,000 shares of common stock, restricted in accordance with Rule 144, and $180,000 of convertible notes convertible into 1,800,000 shares of restricted common stock, pursuant to a private placement in exchange for consideration equal to $180,000.  The issuances were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.  The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

In connection with our acquisition of Thinking Drone, Inc., on November 15, 2011, we issued 5,000,000 shares of our common stock, restricted in accordance with Rule 144, to Quoc Bui and Michael Moon.  The shares were issued at a deemed price of $0.15 per share.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors familiar with our operations and management.

On November 10, 2011, we issued 2,771,125 shares of common stock, restricted in accordance with Rule 144, as compensation for services rendered.  These shares were issued at a deemed price of $0.18 per share.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors familiar with our operations and management.

During the nine-month period ended September 30, 2011 we issued options to purchase an aggregate of 14,400,000 shares of our common stock at exercise prices ranging from $0.25 to $0.45.  Each of the options is valid for a period of five years from the grant date.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors familiar with our operations and management.

On September 14, 2011, we issued 300,000 shares of common stock, restricted in accordance with Rule 144, as payment for consulting services rendered.  The shares were valued at the market rate on the date of issuance, or $0.45 per share.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors familiar with our operations and management.

On August 22, 2011, we issued 262,500 shares of common stock, restricted in accordance with Rule 144, to an unrelated third party as payment toward prepaid consulting services.  These shares were valued at the market value on the date of issuance, or $0.38 per share.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors familiar with our operations and management.

On August 21, 2011, we issued stock options to Robert W. Garnett and William Schonbrun to purchase 1,000,000 shares and 2,000,000 shares, respectively, of our common stock at a price of $0.38 per such share until August 20, 2016.  Mr. Garnett and Mr. Schonbrun are officers and directors of the company.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors familiar with our operations and management.

In connection with our acquisition of Bitzio Corp., on August 8, 2011 we issued 5,000,000 shares of common stock, restricted in accordance with Rule 144, to Amish Shah, who is one of our directors.  These shares were valued at the market rate on the date of issuance, or $0.47.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors familiar with our operations and management.

On June 23, 2011, we issued 750,000 shares of common stock, restricted in accordance with Rule 144, to various consultants for services to be performed over the succeeding 12 months.  The shares were valued at the trading price on the issuance date of $0.39 per share, for a total value of $292,500.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated investors familiar with our operations and management.  In November 2011, several of the consultants returned an aggregate of 325,000 of the shares in settlement of a dispute over the services rendered.

2010

There were no sales of unregistered securities in the year ended December 31, 2010.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.  Nonetheless, because this is our first Annual Report after completing several major acquisitions, we are voluntarily providing selected financial data herein.

	For the Years Ended December 31,
Bitzio, Inc.	2011	2010
(formerly Rocky Mountain Fudge Company, Inc.)	(audited)	(audited)

Statement of Operations Data:

Total revenues	$579,386	$-
Loss from Operations	(9,854,019)	(37,567)

Net Loss	(9,879,834)	(38,212)

Balance Sheets Data:

Cash and cash equivalents	$181,725	$18,068
Current assets	1,553,595	18,176
Total assets	2,763,153	19,882

Current liabilities	$829,024	$538
Total liabilities	829,024	538
Total stockholders’ equity	1,934,129	19,344

Total dividends per common share	$-	$-

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Summary Overview

Our mission is to help mobile app developers get the full potential of their mobile apps by increasing consumer reach, conversion rates and bottom line profitability.  Our strategic arsenal of methodologies and technologies allows mobile app developers to quickly develop, market and monetize their apps.  We see ourselves as enablers and are focusing on turning app consumers into app creators.  We aim to be responsible for the download of 1 Billion apps by 2014.

Our strategy is to acquire smartphone application companies in order to increase our customer base and marketing reach thus allowing us to maximize cross-promotional sales opportunities and increase sales.  For the next year, the focus is to acquire businesses that have multiple applications in market, are generating revenue and have unique user demographics.  We believe that the combination of those tangible assets with our experienced management team increases our likelihood of execution.

Acquisitions

On July 27, 2011, we acquired Bitzio Corp., a developer of mobile applications for smartphones, which is now operated as Bitzio Mobile Apps, Inc.  Bitzio Mobile Apps has developed over 140 mobile applications with over 650,000 downloads in total and is in the process of developing 4,000 additional mobile applications.  The company was founded by Amish Shah in November 2010 and generated application download revenue in its first month of operation.

On November 9, 2011, we acquired Thinking Drone, Inc., a developer of iPhone and Android apps under the “Free the Apps” brand.  Founded in 2009, Free the Apps has created many highly successful apps, including "Top 10" overall apps featured in iTunes App Store.  Their success is not only creating top revenue generating apps but also using that acumen to help other developers get the visibility their apps need in the crowded mobile apps space.  Using proven strategies, Free the Apps provides developers with social and online solutions to get their apps in a “top” list and extend their reach to extensive customer base.  With almost 40 million downloads and counting, some of Free the Apps highly successful free apps includes Convert Units for Free and Crop for Free.

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements as of and for the years ended December 31, 2011 and 2010, that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues.  If we are not able to do this we may not be able to continue as an operating company.  At our current revenue and burn rate, our cash on hand will last approximately seven months.  However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Year ended December 31, 2011 compared to the Year Ended December 31, 2010

Results of Operations

Introduction

                Our revenues for the year ended December 31, 2011 were $579,386, compared to zero for the year ended December 31, 2010, as a result of our two acquisitions in 2011.  We had very little operations in the year ended December 31, 2010, and thus comparisons between 2011 and 2010 are dramatic.

Revenues and Net Operating Income (Loss)

Our revenues, operating expenses, and net loss for the year ended December 31, 2011 and the year ended December 31, 2010 were as follows:

	Year Ended	Year Ended	Increase /
	December 31, 2011	December 31, 2010	(Decrease)

Revenue	$579,386	$-	$ N/A

Operating expenses:
Professional fees	5,731,148	-	N/A
Executive compensation	1,910,568	-	N/A
Impairment on goodwill	2,350,000	-	N/A
General and administrative	441,689	37,567	1,076%
Total operating expenses	10,433,405	37,567	27,673%

Loss from operations	(9,854,019)	(37,567)	26,131%
Other expense	(25,815)	(645)	3,902%

Net loss	$(9,879,834)	$(38,212)	$25,755%

Revenues

For the year ended December 31, 2011, we had revenues of $579,386, compared to zero for the year ended December 31, 2010.  The increase in revenues is a result of the two corporate acquisitions of Bitzio Corp. and Thinking Drone, Inc. during fiscal 2011.  Our revenues are segmented into developer tools revenue of $424,807 and mobile application revenue of $154,579.

Operating Expenses

Our operating expenses consisted of professional fees of $5,731,146, executive compensation of $1,910,568, impairment of goodwill of $2,350,000, and general and administrative expenses of $441,689.

During the year ended December 31, 2011, our goodwill impairment test indicated that future revenues from the acquisition of Bitzio, LLC would not support the carrying value of the associated goodwill.  We acquired Bitzio, LLC for its 4,000 mobile app roadmap which we plan to use in the future and for its key personnel.  However, a key criterion of the impairment test is historic operating performance.  Bitzio, LLC, as a recent start-up, had limited operating history at the time of acquisition.  As such, according to GAAP, we were required to record a goodwill impairment charge of $2,350,000 which was calculated as the difference between the fair value of the assets and liabilities of the reporting unit, including the carrying value of its goodwill, to the reporting unit’s fair value, measured by an income approach utilizing projected discounted cash flows.

In order to attract and retain highly skilled staff for a start-up company in the highly competitive mobile applications industry, we offered stock options at a level necessary to ensure that key skilled resources were retained to meet early development milestones.  As we achieve milestones and profitability, it is expected that use of equity incentives will decrease significantly.

Loss from Operations

Our loss from operations was $9,854,019 for the year ended December 31, 2011, compared to $37,567 for the year ended December 31, 2010, an increase of over 26,000%.

Other Expense

We had other expenses of $25,815 for the year ended December 31, 2011, consisting of a $1,024 loss on disposal of assets, and $24,791 in interest expense, compared to $645 for the year ended December 31, 2010.

Net Loss

Our net loss for the year ended December 31, 2011 was $9,879,834, compared to $38,212 for the year ended December 31, 2010, an increase of over 25,000%.  The increase in net loss was primarily a function of 2011 non-cash charges for impairment of goodwill of $2,350,800, stock option compensation expense of $6,618,665, and professional fees paid with stock of $615,635.  Excluding these significant non-cash items, our net loss for the year ended December 31, 2011 was $294,734.

Non-GAAP Financial Measures

We monitor our performance as a business using adjusted EBITDA, a non-GAAP financial measure.  We define Adjusted EBITDA as net income (loss) before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, stock-based service payments, restructuring expenses and asset impairments, interest income and other income (expense), net.  Adjusted EBITDA is not a measure of liquidity calculated in accordance with U.S. GAAP, and should be viewed as a supplement to, not a substitute for, our results of operations presented on the basis of U.S. GAAP.  Adjusted EBITDA do not purport to represent cash flow provided by, or used in, operating activities as defined by U. S. GAAP.  Our statement of cash flows presents our cash flow activity in accordance with U.S. GAAP.  Furthermore, Adjusted EBITDA is not necessarily comparable to similarly-titled measures reported by other companies.

A reconciliation of Adjusted EBITDA to net income (loss) from continuing operations for the year ending December 31, 2011 follows:

Net loss	$(9,879,834)
Stock-based compensation expense	6,618,665
Stock-based service payment	615,635
Interest and other income (expense), net	24,791
Provision for income taxes	-
Depreciation and amortization	29,720
Goodwill impairment	2,350,000

Adjusted EBITDA	$(240,223)

We believe Adjusted EBITDA is used by and is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across companies and across periods.  We believe that:

•
EBITDA is widely used by investors to measure a company’s operating performance without regard to items such as interest expense, taxes, depreciation and amortization, which can vary substantially from company to company depending upon accounting methods and book value of assets, capital structure and the method by which assets were acquired; and

•	investors commonly use Adjusted EBITDA to eliminate the effect of restructuring and stock-based compensation expenses, which vary widely from company to company and impair comparability.

We use Adjusted EBITDA:

•	as a measure of operating performance to assist in comparing performance from period to period on a consistent basis;
•	as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations; and
•	in communications with the board of directors, stockholders, analysts and investors concerning our financial performance.

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service.  Our principal source of liquidity as of December 31, 2011 consisted of cash of $181,725.  We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term.  Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable.  If we are unable to obtain adequate capital, we could be forced to cease operations.  Management's plan is to obtain such resources from management and significant shareholders sufficient to meet our minimal operating expenses and to seek equity and/or debt financing.  However management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2011 and December 31, 2010, respectively, are as follows:

	December 31, 2011	December 31, 2010	Change

Cash	$181,725	$18,068	$163,657
Total Current Assets	1,553,595	18,176	1,535,419
Total Assets	2,763,153	19,882	2,743,271
Total Current Liabilities	829,024	538	828,486
Total Liabilities	$829,024	$538	$828,486

Our cash increased from $18,068 as of December 31, 2010 to $181,725 as of December 31, 2011 as a result of private placement stock sales.  Our total current assets, total assets, total current liabilities, and total liabilities all increased from December 31, 2010 to December 31, 2011 as a result of our two acquisitions.

Cash Requirements

We had cash available as of December 31, 2011 of $181,725.  Based on our current revenues, cash on hand, and our current net monthly burn rate of around $25,000, we will need to continue to raise money from the sales of our securities to fund operations.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was $95,546 for the year ended December 31, 2011, compared to $35,752 for the year ended December 31, 2010.  The increase is a result of operations from our two acquisitions.

For the year ended December 31, 2011, our net cash used in operating activities consisted of our net loss of $9,879,834, offset primarily by stock options issued for services of $4,708,097, impairment of goodwill of $2,350,800, stock options issued for executive compensation of $1,910,568, and common shares issued for services of $945,304.

Investments

Our net cash used in investing activities was $330,917 for the year ended December 31, 2011, compared to $2,048 for the year ended December 31, 2010.  The increase is a result of operations from our two acquisitions.

For the year ended December 31, 2011, our net cash used in investing activities consisted primarily of cash paid for prepaid acquisition costs of $200,000 and cash advances made in advance of acquisition of $132,177.

Financing

Our net cash provided by financing activities was $590,120 for the year ended December 31, 2011, compared to $50,392 for the year ended December 31, 2010.

For the year ended December 31, 2011, our net cash provided by financing activities consisted primarily of proceeds from the sale of common stock of $250,000, proceeds from stock subscription payable of $186,000, and proceeds from convertible notes payable of $182,500, offset in part by repayments on notes payable to related parties of $105,380.

Contractual obligations and other commitments

We have no commitments under operating leases or rental agreements.

Off-balance sheet arrangements

As of December 31, 2011, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

Critical accounting policies and estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures.  We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances.  We evaluate our estimates and assumptions on an ongoing basis.  Our actual results may differ from these estimates under different assumptions and conditions.

The following critical accounting policies are those accounting policies that, in our view, are most important in the portrayal of our financial condition and results of operations.  Our critical accounting policies and estimates include those involved in recognition of revenue, business combinations, valuation of goodwill, valuation of long-lived and intangible assets, provision for income taxes, and accounting for stock-based compensation.  Note 3 to our financial statements included elsewhere in this annual report on Form 10-K provides additional information about these critical accounting policies, as well as our other significant accounting policies.

Revenue Recognition

We derive our revenues from the sale of mobile applications through various platforms and through the sale of developer tools related to the mobile application industry.  We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery of the product or provision of the service has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

Mobile phone applications are sold using multiple platforms.  Each platform handles the sale, distribution or download, as well as the collection and remittance of payment for the company.  We recognize mobile application revenue net of the amounts retained by the platform companies.  There is no warranty or money-back guarantee related to the sale of mobile phone applications, therefore no deferred revenue or allowance for sales returns has been recorded.

Developer tools revenue represents the Company’s revenue derived from the sale of educational videos, webinars, e-books and other materials developed by the Company and sold to customers seeking to develop and sell mobile phone applications to end users.  Most of these products are sold with a 30-day money back guarantee.  Therefore, we recognize revenue from the sale of developer tools ratably over the term of the contract, usually six weeks. Cash receipts in advance of revenue recognized are recorded within deferred revenue.

Business acquisitions

Business acquisitions are accounted for under the purchase method of accounting.  Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill.  We make significant judgments and assumptions in determining the fair value of acquired assets and assumed liabilities, especially with respect to acquired intangibles.  Using different assumptions in determining fair value could materially impact the purchase price allocation and our financial position and results of operations.  Results of operations for acquired businesses are included in the consolidated financial statements from the date of acquisition.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired.  We test goodwill for impairment in each quarter of the year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable.  In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit against its carrying value.  If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit.  If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference.  The gross amount of goodwill at December 31, 2011 and 2010 was $2,977,934 and $-0-, respectively, with accumulated impairments of $2,350,800.  The net amount of goodwill at December 31, 2011 and 2010 was $627,134 and $-0-, respectively.

During the year ended December 31, 2011, we recorded an impairment charge totaling $2,350,800 million related to purchased goodwill that could not be sufficiently supported under required accounting valuation methodology.

Long-Lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives.  We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends.  When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis.  If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value.

Property and equipment are recorded at historical cost less accumulated depreciation, unless impaired.  Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line.  Upon retirement or sale, the historical cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.  Expenditures for repairs and maintenance are charged to expense as incurred.

Income Taxes

We utilize the balance sheet method of accounting for income taxes.  Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements.  This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  Due to the evolving nature and complexity of tax rules, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

Stock-based compensation

We measure and recognize stock-based compensation expense using a fair value-based method for all share-based awards made to employees and nonemployee directors, including grants of stock options and other stock-based awards.  The application of this standard requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions such as stock price volatility and expected option lives to value equity-based compensation.  We recognize stock compensation expense using a straight line method over the vesting period of the individual grants.

Recent accounting pronouncements

The Company has evaluated recent pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 27, 2010, we dismissed the firm of Pritchett, Siler & Hardy, P.C., Certified Public Accountants, as our independent certifying accountants pursuant to the unanimous consent of our Board of Directors.  We initially retained Pritchett, Siler & Hardy on September 28, 2009, and the firm issued an audit report dated April 15, 2010 relating to our financial statements as of December 31, 2009.  We have had no disagreements with the firm, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Pritchett, Siler & Hardy’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.  The decision to dismiss the firm was approved by our Board of Directors.

On April 27, 2010, we engaged Sadler, Gibb and Associates, Certified Public Accountants, as our new independent certifying accountants.  During the two most recent fiscal years and the interim periods preceding the engagement, we have not consulted Sadler, Gibb and Associates regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2011, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)           Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           We do not have an audit committee of our Board of Directors.  Management evaluated the impact of our failure to have an audit committee on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

(c)           Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

We have remedied our material weakness with respect to our lack of an audit committee by creating an audit committee of our Board of Directors, consisting of Robert W. Garnett, William Schonbrun, and Steven D. Moulton, effective as of March 19, 2012.

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

           There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers, and the positions with the Company held by each person, and the date such person became a director or executive officer of the Company.  Our executive officers are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  Family relationships among any of the directors and officers are described below.

Name	Age	Position(s)

William Schonbrun	40	President, Chief Executive Officer, and Director

Robert W. (Bob) Garnett	63	Chief Financial Officer, Director

Steven D. Moulton	50	Secretary, Treasurer, and Director

Bruce C. Weatherell	54	Chief Operating Officer

Gordon C. McDougall	55	Director

Amish Shah	31	Director

William Schonbrun, age 40, has served as our President and Chief Executive Officer since February 2, 2012, and has been a member of our Board of Directors since August 22, 2011.  Prior to joining our Board of Directors, from 2007 through 2011, Mr. Schonbrun held a variety of positions at Blast Radius, a branding and media agency in Vancouver, British Columbia, including Executive Vice President, Senior Vice President, and Vice President of Operations.  Prior to Blast Radius, Mr. Schonbrun was Executive Vice President of Strategy and Operations at SPI International Transportation (2006), and Senior Vice President of Sales and Business Development, and Vice President of Sales at Antarctica Systems (2002 to 2006).  From 2000 through 2002, including during its initial public offering in 2000, Mr. Schonbrun was employed by Delano Technology Corporation, with his last position being Vice President of Strategic Acquisitions.  Finally, Mr. Schonbrun was a Partner in the ISSGroup Division of BDO Seidman, LLP (during this time, ISS was acquired by BDO Seidman, LLP and then sold back to its prior owners) in New York, NY, from 1994 through 2000.

Robert W. (Bob) Garnett, age 63, is a Chartered Accountant and has served as our Chief Financial Officer and as a member of our Board of Directors since August 22, 2011.  Mr. Garnett is currently the Chief Financial Officer of Sagebrush Golf and Sporting Club Ltd., where he has served since 2005.  Previously, Mr. Garnett was a partner with Paradigm Management Partners, an investment management company, where he served from 1998 to 2010.  He has served on the boards of seven public companies most recently as the Vice Chair of the South Coast British Columbia Transit Authority (TransLink) and chaired the audit committee.  Mr. Garnett is currently Chairman of the Board and audit chairman of Great Panther Silver Limited, traded on the TSX and NYSE AMEX.  Previously, he served as Chair and Vice Chair of Coast Capital Savings, a $12 billion financial institution.  Mr. Garnett is a graduate of the Institute of Corporate Directors and The Segal Graduate School of Business as a Certified Director (ICD.D).

Steven D. Moulton, age 50, has served on our Board of Directors since January 1990, has been our Secretary since April 2007, and was our President from April 2007 until April 29, 2011.  From August 1999 to March 2004, Mr. Moulton served as Secretary and Treasurer and a director of Draco, Inc. and from September 2000 to the present, he has been Secretary and Treasurer of Jump' Jax, Inc., a subsidiary of Draco that was spun out to stockholders in December 2004 and was engaged in the childhood entertainment business of leasing inflatable balloon bounce houses in Southern Utah.  Mr. Moulton graduated from Olympus High School in Salt Lake City, Utah in 1980.  From 1984 to 1990, he served as a director and executive officer of several publicly-held development stage companies including Safron, Inc. (director and Vice President); Sagitta Ventures (director and President); Jasmine Investments (director and President); Java, Inc. (Secretary, Treasurer and director); and Onyx Holdings Corporation (director and President).  From 1991 to 1994, Mr. Moulton was a director and President of Omni International Corporation, which is currently known as Beachport Entertainment Corporation.  From 1987 until 1991 he was President and director of Icon Systems, Inc. and served as Secretary and Treasurer of the same company until his resignation on December 24, 1998.  From 1995 to July 1996, he served as director and Vice President of Wasatch International Corporation, formerly Java, Inc.  From February 1996 until November, 1999 he served as the President and director of InsiderStreet.com, formerly Sierra Holding Group, Inc.  Also since 1998, Mr. Moulton has managed his personal real estate properties through Excel Properties, LLC.

Bruce C. Weatherell, age 54, has been our Chief Operating Office since November 21, 2011.  For the last 11 years, primarily as an independent consultant, Mr. Weatherell has delivered project and program delivery services to organizations like Warner Music, Daimler Chrysler, Hewlett Packard, the Bank of Montreal, American Express and Boeing.  During this time he also served as Acting VP or professional services at Delano Corporation, Product Manager at Platform Computing and Senior Director of Professional Services and Acting VP of Technology Delivery at SCI.  A Chartered Accountant and Certified Management Accountant, Mr. Weatherell is a seasoned professional with over 25 years of diverse experience operating technology practices and delivering technology programs.  He spent 12 years at KPMG Consulting where, skilled in operational management, he built technology practices and managed multi-disciplinary service delivery teams.  Mr. Weatherell is also a graduate of the University of Waterloo with a degree in Mathematics.

Gordon C. McDougall, age 55, has been a member of our Board of Directors since April 29, 2011, and served as our President and Chief Exeutive Officer from April 29, 2011 to February 2, 2012.  From 2009 to the present, Mr. McDougall is the Chief Executive Officer and Founder of Tezi Advisory, Inc, a private company that partners with entrepreneurs to grow their businesses.  Prior to founding Tezi, from 2006 to 2007 Mr. McDougall was a director and Chief Executive Officer of Exterra Energy, an independent oil and gas company.  From 2005 until 2006, he was the President and a Director of Wentworth Energy, Inc.  Mr. McDougall has also worked as a stockbroker and is experienced in raising capital, managing start-up companies and coaching companies through their initial growth.

Amish Shah, age 31, has served as a member of our Board of Directors since August 22, 2011.  Mr. Shah was previously the Chief Executive Officer and founder of Digispace Solutions, Inc. since its inception in 2003.

Family Relationships

There are no family relationships between any of our officers or directors.

Other Directorships

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Audit Committee

Our board of directors has an audit committee, consisting of Robert W. Garnett, William Schonbrun, and Steven D. Moulton.  At this time, the audit committee does not have a charter.  Mr. Garnett is an audit committee financial expert.

Our Board of Directors does not have any other committees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of the current required parties are delinquent in their 16(a) filings.

Board Meetings

During the fiscal year ended December 31, 2011, the Board of Directors did not meet formally, but instead took action by written consent on numerous occasions.  In addition, certain members of the Board met telephonically as often as daily to discuss pending matters.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Compensation

On February 1, 2012, we entered into an Employment Agreement with William Schonbrun to act as our Chief Executive Officer.  The agreement is for an indefinite term, with compensation of $15,000 per month.  During the first six months of 2012, Mr. Schonbrun has agreed to forego his compensation.  In the event Mr. Schonbrun is terminated without cause, he is entitled to severance equal to twelve months of compensation.  The agreement replaced and superseded a prior consulting agreement we had with Mr. Schonbrun.

On November 17, 2011, we entered into a Consulting Agreement with Bruce Weatherell to act as our Chief Operating Officer.  The agreement is for a term of one year, with compensation of $15,000 per month.  During the first six months of 2012, Mr. Weatherell has agreed to forego his compensation.

Gordon McDougall, a member of our Board of Directors and our previous Chief Executive Officer, is engaged pursuant to a verbal agreement with compensation of $15,000 per month.  During the first three months of 2012, Mr. McDougall agreed to forego one-half of his compensation, and will forego all of his compensation in June 2012.

On December 1, 2011, we entered into a Consulting Agreement with Roban Management Corp., an entity owned and controlled by Robert W. Garnett, to act as our Chief Financial Officer.  The agreement is for a term of one year, with compensation of $5,000 per month.  During the first six months of 2012, Mr. Garnett has agreed to forego his compensation.

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

William Schonbrun, (1)	2011	127,500	(5)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President and CEO	2010	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

Gordon C. McDougal, (2)	2011	127,500	(5)	-0-	-0-	-0-	-0-	-0-	-0-	127,500
President and CEO	2010	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

Steven D. Moulton, (3)	2011	60,000	(5)	-0-	-0-	-0-	-0-	-0-	-0-	60,000
President, Treasurer	2010	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

Robert W. Garnett, (4)	2011	50,000	(5)	-0-	-0-	-0-	-0-	-0-	-0-	50,000
CFO	2010	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Schonbrun became our President and Chief Executive Officer effective February 2, 2012, and thus received no compensation during the periods covered.
(2)	Mr. McDougal was our President and Chief Executive Officer from April 29, 2011 to February 2, 2012.
(3)	Mr. Moulton was our President and Treasurer from April 2007 until April 29, 2011.
(4)	Mr. Garnett became our Chief Financial Officer on August 22, 2011.
(5)	On January 6, 2012, each of our executive officers agreed to waive all compensation due to him for 2011. See Recent Sales of Unregistered Securities.

Director Compensation

For the years ended December 31, 2011 and 2010, none of the members of our Board of Directors received compensation for his or her service as a director.  We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Article Nine of our Articles of Incorporation provides that, the personal liability of the directors of the corporation is hereby eliminated to the fullest extent permitted by the General Corporation Law of the State of Nevada, as the same may be amended and supplemented.

Article Ten of our Articles of Incorporation provides that, the corporation shall, to the fullest extent permitted by the General Corporation Law of the State of Nevada, as the same may be amended and supplemented, indemnify any and all persons whom it shall have power to indemnify under said section from and against any and all expenses, liabilities, or other matters referred to in or covered by said section.

Article VIII of our bylaws provides further indemnification for each of our officers and directors except to the extent that liability arises out of their own negligence or willful misconduct.

We have separate indemnification agreements with each of our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the foregoing provisions, or otherwise, the small business issuer has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 19, 2012, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Ownership	Percentage of Common Stock Ownership (2)	Series A Preferred Stock Ownership (3)	Percentage of Series A Preferred Stock Ownership (4)

William Schonbrun (5)	7,670,000 (6)	14.2%	588,462	28.8%

Steven D. Moulton (5)	755,000 (7)	1.5%	276,293	13.5%

Robert W. Garnett (5)	1,000,000 (8)	1.9%	230,769	11.3%

Bruce C. Weatherall (5)	2,000,000 (9)	3.7%	201,923	9.9%

Gordon C. McDougall (5)	6,670,000 (10)(11)	12.4%	514,904 (10)	25.2%

Amish Shah (5)	6,500,000 (12)	12.4%	-	-

Quoc Quy Bui 8856 Pagoda Way San Diego, CA 92126	3,053,846 (13)	5.8%	-	-

John Swartz 13106 Royal George Avenue Odessa, FL 33556	3,053,846 (13)	5.8%	-	-

Barry Yates 2892 Mathers Avenue West Vancouver, B.C. V7V 2J9, Canada	7,223,846 (14)	13.3%	-	-

Glen Wallace 1277 Rockhampton Close Victoria, B.C. V9B 6X5, Canada	3,608,696 (15)	6.8%	-	-

All Officers and Directors as a Group (6 Persons)	24,595,000 (notes 6-12)	41.4%	1,812,351	88.7%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Bitzio, Inc.
(2)
Unless otherwise indicated, based on 51,893,571 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.  Does not include shares of common stock that may be acquired upon the exercise of the conversion feature of our Series A Convertible Preferred Stock because those shares cannot be converted until after January 1, 2013.

(3)
Each share of Series A Convertible Redeemable Preferred Stock gives the holder the right, but not the obligation, after January 1, 2013 but before January 2, 2017, to purchase two (2) shares of our common stock at a purchase price of $0.40 per share.  Further, we can redeem the Series A Preferred Stock at $0.0025 per share after January 2, 2017.  Ownership percentages for our common stock do not include shares of common stock that may be acquired upon the exercise of the conversion feature of our Series A Convertible Preferred Stock because those shares cannot be converted until after January 1, 2013.

(4)	Unless otherwise indicated, based on 2,043,120 shares of Series A Convertible Preferred Stock issued and outstanding.
(5)	Indicates one of our officers or directors.
(6)	Includes 2,000,000 shares of common stock that may be acquired upon the exercise of options at $0.38 per share.
(7)	Includes 155,000 shares held in an IRA account.
(8)	Includes 1,000,000 shares of common stock that may be acquired upon the exercise of options at $0.38 per share.
(9)
Includes 1,000,000 shares of common stock that may be acquired upon the exercise of options at $0.38 per share, and 1,000,000 shares of common stock that may be acquired upon the exercise of options at $0.20 per share.

(10)	Shares held in the name of Tezi Advisory, Inc.
(11)	Includes 2,000,000 shares of common stock that may be acquired upon the exercise of options at $0.25 per share.
(12)	Includes 1,000,000 shares held in the name of Dvaraka Marketing, LLC. Includes 500,000 shares of common stock that may be acquired upon the exercise of options at $0.28 per share.
(13)	Includes 553,846 shares of common stock that may be acquired upon the exercise of options at $0.325 per share.
(14)
Includes 2,000,000 shares of common stock that may be acquired upon the exercise of options at $0.38 per share, and 553,846 shares of common stock that may be acquired upon the exercise of options at $0.325 per share.

(15)
Includes 2,548,696 shares held by The Wallace Family Trust and 260,000 shares held by the spouse of Glen Wallace.  Glen Wallace disclaims beneficial ownership of all these shares.  Includes 800,000 shares of common stock that may be acquired upon the exercise of options at $0.38 per share.

The issuer is not aware of any person who owns of record, or is known to own beneficially, ten percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than common stock issued or outstanding.

Other than as set forth above, none of these parties owns, in the aggregate and including shares of our common stock that may be acquired upon exercise of their warrants, more than five percent (5%) of our common stock.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On February 1, 2012, we entered into an Employment Agreement with William Schonbrun to act as our Chief Executive Officer.  The agreement is for an indefinite term, with compensation of $15,000 per month.  During the first six months of 2012, Mr. Schonbrun has agreed to forego his compensation.  In the event Mr. Schonbrun is terminated without cause, he is entitled to severance equal to twelve months of compensation.  The agreement replaced and superseded a prior consulting agreement we had with Mr. Schonbrun.

On December 1, 2011, we entered into a Consulting Agreement wit Dvaraka Marketing, LLC, an entity controlled by Amish Shah, to provide general consulting service and act as our Chief Product Officer.  The agreement is for a term of one year, with compensation of $15,000 per month.  During the first six months of 2012, Dvaraka has agreed to forego his compensation.

On November 17, 2011, we entered into a Consulting Agreement with Bruce Weatherell to act as our Chief Operating Officer.  The agreement is for a term of one year, with compensation of $15,000 per month.  During the first six months of 2012, Mr. Weatherell has agreed to forego his compensation.

Gordon McDougall, a member of our Board of Directors and our previous Chief Executive Officer, is engaged pursuant to a verbal agreement with compensation of $15,000 per month.  During the first three months of 2012, Mr. McDougall agreed to forego one-half of his compensation, and will forego all of his compensation in June 2012.

On December 1, 2011, we entered into a Consulting Agreement with Roban Management Corp., an entity owned and controlled by Robert W. Garnett, to act as our Chief Financial Officer.  The agreement is for a term of one year, with compensation of $5,000 per month.  During the first six months of 2012, Mr. Garnett has agreed to forego his compensation.

We have separate indemnification agreements with each of our officers and directors.

In connection with our acquisition of DigiSpace Solutions, LLC, on January 6, 2012 we issued options to two individuals, one of which was Amish Shah, a member of our Board of Directors, to each acquire Five Hundred Thousand (500,000) shares of our common stock at $0.28 per share.

Series A Convertible Redeemable Preferred Stock

On January 6, 2012, we issued an aggregate of 2,043,120 shares of our Series A Convertible Redeemable Preferred Stock to six individuals, four of which are members of our Board of Directors, namely William Schonbrun, Gordon C. McDougall (Tezi Advisory), Steven D. Moulton, and R.W. (Bob) Garnett, and one of which was our Chief Operating Officer, namely Bruce Weatherell.  Each share of Series A Preferred Stock gives the holder the right, but not the obligation, after January 1, 2013 but before January 2, 2017, to purchase two (2) shares of the Corporation’s common stock at a purchase price of Forty Cents ($0.40) per share, which was the closing price of our common stock on the last trading day prior to the transaction.  Further, the Corporation can redeem the Series A Preferred Stock at $0.0025 per share after January 2, 2017.

We granted rights to subscribe for the Series A Convertible Redeemable Preferred Stock to six individuals as a result of them waiving an aggregate of $465,000 of compensation in 2011, and agreeing to defer an aggregate of $360,000 of compensation otherwise due in 2012.  The rights enabled the six individuals to acquire the preferred shares at $0.0025 per share, as follows:

Name	No. of Shares of Series A Convertible Redeemable Preferred Stock	Purchase Price	2011 Compensation Waived	2012 Compensation Deferred
Schonbrun	588,462	$1,471.16	$127,500.00	$90,000.00
McDougall	514,904	$1,287.26	$127,500.00	$45,000.00
Moulton	276,293	$690.73	$60,000.00	$60,000.00
Garnett	230,769	$576.92	$50,000.00	$30,000.00
	230,769	$576.92	$50,000.00	$90,000.00
Weatherell	201,923	$504.81	$50,000.00	$45,000.00

Totals	2,043,120	$5,107.80	$465,000.00	$360,000.00

In connection with our acquisition of Thinking Drone, Inc., on November 15, 2011, we issued 5,000,000 shares of our common stock, restricted in accordance with Rule 144, to Quoc Bui and Michael Moon.  The shares were issued at a deemed price of $0.15 per share.

On August 21, 2011, we issued stock options to Robert W. Garnett and William Schonbrun to purchase 1,000,000 shares and 2,000,000 shares, respectively, of our common stock at a price of $0.38 per such share until August 20, 2016.  Mr. Garnett and Mr. Schonbrun are officers and directors of the company.

In connection with our acquisition of Bitzio Corp., on August 8, 2011 we issued 5,000,000 shares of common stock, restricted in accordance with Rule 144, to Amish Shah, who is one of our directors.  These shares were valued at the market rate on the date of issuance, or $0.47.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $15,000 and $2,500, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the review of the financial statements for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011 were $4,000 and $3,000, respectively.

Tax Fees

For the fiscal years ended December 31, 2011 and 2010, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

The aggregate fees billed in the fiscal year ended December 31, 2011 for the audit of Thinking Drone, Inc. was $10,000.

Of the fees described above for the years ended December 31, 2011 and 2010, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)           Financial Statements

The following financial statements are filed as part of this report:

(a)(2)           Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)           Exhibits

Refer to (b) below.

(b)           Exhibits

2.1 (1)	Form of Company Acquisition Agreement with The Bitzio Corp.

2.2 (1)	Form of Proposed Acquisition Agreement with Digispace Holdings, Inc.

2.3 (2)	Amended Form of Proposed Acquisition Agreement with Digispace Solutions, LLC.

2.4 (2)	Second Amended Form of Proposed Acquisition Agreement with Digispace Solutions, LLC.

2.5 (3)	Third Amendment to the Acquisition Agreement with DigiSpace Solutions, LLC.

2.6 (2)	Form of Proposed Acquisition Agreement with Thinking Drone, Inc.

2.7 (2)	Amended Form of Acquisition Agreement with Thinking Drone, Inc.

3.1 (10)	Certificate of Incorporation

3.2 (10)	Bylaws

3.3 (9)	Certificate of Amendment to the Article of Incorporation Changing the Name of the Company from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc.

3.4 (5)	Certificate of Designation of the Rights, Privileges and Preferences of the Series A Convertible Redeemable Preferred Stock

10.1 (1)	Option to Purchase Common Stock Issued to Gordon C. McDougall

10.2 (2)	Option to Purchase Common Stock Issued to Robert W. Garnett

10.3 (2)	Option to Purchase Common Stock Issued to William Schonbrun

10.4 (2)	Indemnification Agreements with William Schonbrun and Amish Shah

10.5 (2)	Amended Form of Option to Purchase Common Stock Issued to Gordon McDougall

10.6 (8)	Indemnification Agreements with Gordon C. McDougall, Robert W. Garnett, Bruce C. Weatherell, and Steven D. Moulton

10.7	Consulting Agreement dated November 17, 2011 with Bruce Weatherell

10.8	Consulting Agreement dated December 1, 2011 with Dvaraka Marketing, LLC

10.9	Consulting Agreement dated December 1, 2011 with Roban Management Corp.

10.10 (7)	Securities Purchase Agreement dated December 8, 2011

10.11 (7)	Convertible Promissory Note dated December 8, 2011

10.12 (5)	Form of Securities Purchase Agreement for Series A Convertible Preferred Stock

10.13 (4)	Option to Purchase Common Stock Issued to Amish Shah

10.14 (4)	Option to Purchase Common Stock Issued to Jose Rivera.

10.15	Employment Agreement dated February 1, 2012 with William Schonbrun

10.16 (6)	Form of Indemnification Agreement dated as of February 21, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011, filed with the Commission on August 16, 2011.
(2)	Incorporated by reference from our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011, dated and filed with the Commission on November 18, 2011.
(3)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 22, 2011.
(4)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on January 12, 2012.
(5)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on January 12, 2012.
(6)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 21, 2012.
(7)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 16, 2011.
(8)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on November 30, 2011.
(9)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 14, 2011.
(10)	Incorporated by reference from our Registration Statement on Form 10-SB filed with the Commission on December 19, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitzio, Inc.

Dated: March 29, 2012		/s/ William Schonbrun
	By:	William Schonbrun
	Its:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 29, 2012		/s/ William Schonbrun
	By:	William Schonbrun
	Its:	President, Chief Executive Officer, and Director

Dated: March 29, 2012		/s/ Robert W. Garnett
	By:	Robert W. (Bob) Garnett
	Its:	Chief Financial Officer, Principal Accounting Officer, and Director

Dated: March 29, 2012		/s/ Gordon C. McDougal
	By:	Gordon C. McDougal
	Its:	Director

Dated: March 29, 2012		/s/ Amish Shah
	By:	Amish Shah
	Its:	Director

BITZIO, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011 and 2010

BITZIO, INC.

_______________________________________

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bitzio, Inc.

We have audited the accompanying consolidated balance sheets of Bitzio, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bitzio, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Salt Lake City, UT
March 28, 2012

BITZIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$181,725	$18,068
Accounts receivable, net	92,232	-
Prepaid expenses and other current assets	337,508	108
Due from related parties	228,980	-
Prepaid acquisition costs	713,150	-

Total current assets	1,553,595	18,176

LONG-LIVED ASSETS
Property and equipment, net	-	1,706
Intangible assets, net	582,424	-
Goodwill	627,134	-

TOTAL ASSETS	$2,763,153	$19,882

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$253,976	$146
Deferred revenue	77,433	-
Notes payable, related parties	426,870	392
Convertible notes, related parties, net	5,068	-
Convertible notes, net	65,677	-

Total current liabilities	829,024	538

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 100,000,000 shares
authorized; 50,018,625 and 33,000,000 shares issued
and outstanding, respectively	50,019	33,000
Additional paid-in capital	11,800,050	208,450
Stock subscription payable	186,000	-
Accumulated deficit	(10,101,940)	(222,106)

Total stockholders’ equity	1,934,129	19,344

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,763,153	$19,882

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2011	2010

REVENUES
Developer tools revenue	$424,807	$-
Mobile application revenue	154,579	-
Total Revenue	579,386	-

OPERATING EXPENSES
Professional fees	5,731,148	-
Executive compensation	1,910,568	-
Impairment on goodwill	2,350,000	-
General and administrative	441,689	37,567
Total Operating Expenses	10,433,405	37,567

LOSS FROM OPERATIONS	(9,854,019)	(37,567)

OTHER INCOME (EXPENSES)
Loss on disposal of assets	(1,024)	-
Interest expense	(24,791)	(645)

Total Other Income (Expenses)	(25,815)	(645)

LOSS BEFORE INCOME TAXES	(9,879,834)	(38,212)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(9,879,834)	$(38,212)

BASIC AND DILUTED LOSS PER SHARE	$(0.27)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	37,157,546	6,129,452

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total

BALANCE AS OF DECEMBER 31, 2009	9,000,000	$9,000	$155,450	$-	$(183,894)	$(19,444)

Services contributed by
officers and shareholders	-	-	2,000	-	-	2,000

Common stock issued for cash	16,000,000	16,000	34,000	-	-	50,000

Common stock issued for debt	8,000,000	8,000	17,000	-	-	25,000

Net loss for the year ended
December 31, 2010	-	-	-	-	(38,212)	(38,212)

BALANCE AS OF DECEMBER 31, 2010	33,000,000	33,000	208,450	-	(222,106)	19,344

Common stock issued for cash	2,500,000	2,500	247,500	-	-	250,000

Common stock issued for services	4,158,625	4,159	941,145	-	-	945,304

Common stock and options issued
for acquisitions	10,000,000	10,000	3,603,150	-	-	3,613,150

Common shares issued for
convertible debt	360,000	360	179,640	-	-	180,000

Stock-based compensation expense	-	-	6,618,665	-	-	6,618,665

Services contributed by
officers and shareholders	-	-	1,500	-	-	1,500

Stock subscription payable	-	-	-	186,000	-	186,000

Net loss for the year ended
December 31, 2011	-	-	-	-	(9,879,834)	(9,879,834)

BALANCE AS OF DECEMBER 31, 2011	50,018,625	$50,019	$11,800,050	$186,000	$(10,101,940)	$1,934,129

The accompanying notes are an integral part of these consolidated financial statements

BITZIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,879,834)	$(38,212)
Adjustments to reconcile net loss to net cash used by
operating activities:
Services contributed by officers and shareholders	1,500	2,000
Depreciation and amortization	29,720	342
Expenses paid on behalf of the Company by a related party	5,000	-
Loss on disposal of assets	1,023	-
Common shares issued for services	945,304	-
Impairment of goodwill	2,350,800	-
Stock options issued for services	4,708,097	-
Stock options issued for executive compensation	1,910,568	-
Loss on settlement of debt	-	936
Amortization of debt discounts on convertible notes	18,245	-
Changes in operating assets and liabilities:
Accounts receivable	(179,880)	-
Prepaid expenses	(337,400)	(108)
Accounts payable and accrued expenses	253,878	(710)
Deferred revenue	77,433	-
Net Cash Used in Operating Activities	(95,546)	(35,752)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of subsidiary	1,260	-
Cash paid for prepaid acquisition costs	(200,000)	-
Cash advances made in advance of acquisition	(132,177)	-
Purchase of property and equipment	-	(2,048)
Net Cash Used in Investing Activities	(330,917)	(2,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	27,000	392
Repayments on notes payable - related parties	(105,380)	-
Proceeds from convertible notes payable, related parties	50,000	-
Proceeds from convertible notes payable	182,500	-
Proceeds from sale of common stock	250,000	50,000
Proceeds from stock subscription payable	186,000	-
Net Cash Provided by Financing Activities	590,120	50,392

NET INCREASE IN CASH	163,657	12,592
CASH AT BEGINNING OF YEAR	18,068	5,476

CASH AT END OF YEAR	$181,725	$18,068

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$225	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Beneficial conversion feature on issuance of convertible debt	$180,000	$-
Common stock, options and debt issued for acquisitions	$4,113,150	$-
Common stock issued for debt	$-	$24,064

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
 Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 – ORGANIZATION

Bitzio, Inc. was originally Rocky Mountain Fudge Company, Inc. (“the Company,” “we”) and organized on January 4, 1990 as a Utah corporation.  On July 28, 1998, the Company converted from a Utah corporation to a Nevada corporation.  Effective June 10, 2011, the Company changed its name from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc.  Pursuant to this transaction, shares of the Company’s common stock are now trading under the Company’s new trading symbol, BTZO.  Bitzio, Inc. is focused on smartphone applications, social media and marketing optimization.  We work directly with developers of mobile applications to improve their consumer reach, conversion rates, and profitability.

On July 27, 2011 Bitzio, Inc. and Bitzio, LLC., entered into share exchange agreement wherein Bitzio, Inc. issued 5,000,000 shares of the Company's common stock in exchange for 100% of the members' equity of Bitzio, LLC.  Through this transaction Bitzio, LLC became a wholly-owned subsidiary of Bitzio, Inc.

On November 9, 2011 Bitzio, Inc. and Thinking Drone, Inc., entered into a share exchange agreement wherein Bitzio, Inc. acquired all of the issued and outstanding stock of Thinking Drone, Inc.  Bitzio, Inc. received all of the outstanding shares of Thinking Drone in exchange for a $500,000 promissory note and 5,000,000 shares of Bitzio, Inc. common stock.  Through this transaction Thinking Drone, Inc. became a wholly-owned subsidiary of Bitzio, Inc.

NOTE 2 – GOING CONCERN

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plan is to obtain such resources for the Company by seeking equity and/or debt financing.  However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries.  Intercompany balances and transactions have been eliminated upon consolidation.

In June 2011, we effected a four-for-one forward-split of the shares of our common stock.  All references to common stock activity in these financial statements have been retroactively restated so as to incorporate the effects of this stock-split.

BITZIO, INC.
 Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with the generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The more significant estimates include, but are not limited to, the recognition of certain, valuation of intangible assets, goodwill and long-lived asset impairment charges, stock-based compensation, loss contingencies and the allowance for doubtful accounts receivable.  Actual results could differ from those estimates.

Revenue Recognition

We derive our revenues from the sale of mobile applications through various platforms and through the sale of developer tools related to the mobile application industry.  We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery of the product or provision of the service has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

Mobile Phone Applications

Mobile phone applications are sold using multiple platforms.  Each platform handles the sale, distribution or download, as well as the collection and remittance of payment for the company.  We recognize mobile application revenue net of the amounts retained by the platform companies.  There is no warranty or money-back guarantee related to the sale of mobile phone applications, therefore no deferred revenue or allowance for sales returns has been recorded.

Developer Tools

Developer tools revenue represents the Company’s revenue derived from the sale of educational videos, webinars, e-books and other materials developed by the Company and sold to customers seeking to develop and sell mobile phone applications to end users.  Most of these products are sold with a 30-day money back guarantee.  Therefore, we recognize revenue from the sale of developer tools ratably over the term of the contract, usually six weeks. Cash receipts in advance of revenue recognized are recorded within deferred revenue.

Cash

We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash and cash equivalents.  Cash and cash equivalents consist primarily of money market funds and other short-term investments with original maturities of not more than three months stated at cost, which approximates market value.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the consolidated balance sheets. Accounts receivable consist of revenue earned and currently due from customers.  We evaluate the collectability of accounts receivable based on a combination of factors.  We recognize reserves for bad debts based on estimates developed using standard quantitative measures which incorporate historical write-offs and current economic conditions.

BITZIO, INC.
 Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives.  We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends.  When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis.  If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value.

Property and equipment are recorded at historical cost less accumulated depreciation, unless impaired.  Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line.  Upon retirement or sale, the historical cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.  Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired.  We test goodwill for impairment in each quarter of the year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable.  In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit against its carrying value.  If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit.  If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference.  The gross amount of goodwill at December 31, 2011 and 2010 was $2,977,934 and $-0-, respectively, with accumulated impairments of $2,350,800.  The net amount of goodwill at December 31, 2011 and 2010 was $627,134 and $-0-, respectively.

During the year ended December 31, 2011, we recorded an impairment charge totaling $2,350,800 million related to purchased goodwill that could not be sufficiently supported under required accounting valuation methodology.

Business Acquisitions

Business acquisitions are accounted for under the purchase method of accounting.  Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill.  We make significant judgments and assumptions in determining the fair value of acquired assets and assumed liabilities, especially with respect to acquired intangibles.  Using different assumptions in determining fair value could materially impact the purchase price allocation and our financial position and results of operations.  Results of operations for acquired businesses are included in the consolidated financial statements from the date of acquisition.

BITZIO, INC.
 Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated Other Comprehensive Income

Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss.  Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity (deficit).

Stock-Based Compensation

We measure and recognize stock-based compensation expense using a fair value-based method for all share-based awards made to employees and nonemployee directors, including grants of stock options and other stock-based awards.  The application of this standard requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions such as stock price volatility and expected option lives to value equity-based compensation.  We recognize stock compensation expense using a straight line method over the vesting period of the individual grants.

Income Taxes

We utilize the balance sheet method of accounting for income taxes.  Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our consolidated financial statements.  This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  Due to the evolving nature and complexity of tax rules, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.  Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 19,810,962 such potentially dilutive shares excluded as of December 31, 2011.

Fair Value of Financial Instruments

As of December 31, 2011 and 2010, cash equivalents were comprised of money market funds totaling $181,725 and $18,068, respectively.  In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.

At December 31, 2011, one customer comprised 85 percent of accounts receivable.

BITZIO, INC.
 Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

The Company has evaluated recent pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation is computed using the straight-line method and is recognized over the estimated useful lives of the property and equipment, which range from three to ten years.  Depreciation expense was $683 and $341 for the years ended December 31, 2011 and 2010, respectively.  The Company wrote off $2,048 of fixed assets and recognized $1,024 of loss on disposal of assets during the year ended December 31, 2011.  Property and equipment at December 31, 2010 and 2009 consisted of the following:

	As of December 31,
	2011	2010
Computer equipment (useful life – 3 years)	$-	$2,048
Less: Accumulated depreciation	-	(342)

Property and equipment, net	$-	$1,706

NOTE 5 – ACQUISITION OF SUBSIDIARIES

Bitzio, LLC Acquisition

On July 13, 2011 Bitzio, Inc. and Bitzio, LLC., entered into share exchange agreement wherein Bitzio, Inc. issued 5,000,000 shares of the Company's common stock in exchange for 100% of the members' equity of Bitzio, LLC.  Through this transaction Bitzio, LLC became a wholly-owned subsidiary of Bitzio, Inc.

The transaction closed on July 27, 2011.  Pursuant to the terms of the agreement, the Bitzio, LLC’s members exchanged 100% of their outstanding member’s equity for 5,000,000 shares of the Company’s common stock valued at the market price of the Company’s common stock on the date the agreement was entered into of $0.47 per share or a total of $2,350,000.  The 5,000,000 shares represent approximately 13% of the Company’s total outstanding shares immediately following the transaction.

The assets and liabilities of Bitzio, LLC as of the acquisition date will be recorded at their estimated fair value. A preliminary allocation of the purchase price is as follows:

Cash and cash equivalents	$-
Goodwill	2,350,800
Total assets acquired	2,350,800

Accounts payable	800
Total liabilities acquired	800
Net assets acquired	$2,350,000

BITZIO, INC.
 Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 5 – ACQUISITION OF SUBSIDIARIES (Continued)

Thinking Drone, Inc. Acquisition

On September 14, 2011 Bitzio, Inc. and Thinking Drone, Inc., entered into a triangular merger wherein Bitzio, Inc. acquired all of the issued and outstanding stock of Thinking Drone, Inc. through its wholly-owned subsidiary Bitzio Holdings, Inc.  Bitzio, Inc. received all of the outstanding shares of Thinking Drone in exchange for a $500,000 promissory note and 5,000,000 shares of Bitzio, Inc. common stock.  Through this transaction Thinking Drone, Inc. became a wholly-owned subsidiary of Bitzio, Inc.

The transaction closed on November 9, 2011.  Pursuant to the terms of the agreement, the Thinking Drone, Inc.’s stockholders exchanged 100% of their outstanding stockholders’ equity for a $500,000 note payable due on October 31, 2012 and 5,000,000 shares of the Company’s common stock valued at the market price of the Company’s common stock on the date the agreement was entered into of $0.15 per share or a total of $1,250,000.  The 5,000,000 shares represent approximately 11% of the Company’s total outstanding shares immediately following the transaction.

The assets and liabilities of Thinking Drone, Inc. as of the acquisition date will be recorded at their estimated fair value. A preliminary allocation of the purchase price is as follows:

Cash and cash equivalents	$1,260
Accounts receivable	9,155
Mobile application portfolio	611,461
Goodwill	638,539
Total assets acquired	1,260,415

Accounts payable	775
Due to related parties	9,640
Total liabilities acquired	10,415
Net assets acquired	$1,250,000

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

During the year ended December 31, 2011, our goodwill impairment test indicated that future revenues from the acquisition of Bitzio, LLC would not support the carrying value of the associated goodwill.  We acquired Bitzio, LLC for its 4,000 mobile app roadmap which the Company plans to use in the future and for its key personnel.  However, a key criterion of the impairment test is historic operating performance.  Bitzio, LLC, as a recent start-up, had limited operating history at the time of acquisition.  As such, according to U.S. generally accepted accounting principles, the Company was required to record a goodwill impairment charge of $2,350,000 which was calculated as the difference between the fair value of the assets and liabilities of the reporting unit, including the carrying value of its goodwill, to the reporting unit’s fair value, measured by an income approach utilizing projected discounted cash flows.

In November 2011, we completed the purchase allocation related to the acquisition of Thinking Drone, Inc., which included a $611,461 adjustment to the fair value of acquired mobile applications and goodwill of $638,539.  The net carrying value of goodwill at December 31, 2011 and 2010 was $627,134 and $-0-, respectively.

BITZIO, INC.
 Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible Assets

Intangible assets include assets capitalized as a result of our acquisitions and represent the valuation of the mobile application portfolio acquired based on net cash flows from the portfolio.  The components of intangible assets at December 31, 2011 and 2010 were as follows:

	As of December 31,
	2011	2010
Mobile application portfolio (useful life – 3 years)	$611,461	$-
Less: accumulated amortization	(29,037)	-

Mobile application portfolio, net	$582,424	$-

As of December 31, 2011, estimated annual amortization expenses for definite-lived intangible asset for each of the three succeeding years are as follows:

2012	$203,820
2013	203,820
2014	$174,784

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party receivables

The Company owned no outstanding related party receivables at December 31, 2010.  During the fiscal year ended December 31, 2011 the Company loaned $228,980 to related parties in the form of amounts due from related parties but not collected during the period.

Related party payables

The Company owed $392 in related party payables at December 31, 2010.  During the fiscal year ended December 31, 2011 the Company borrowed an additional $27,000 in cash from related parties, and $5,000 in operating expenses were paid on behalf of the Company by a related party.  The Company also executed $500,000 in additional notes payable to finance the acquisitions of businesses.  The Company repaid $105,380 of notes payable and transferred $142 to accrued liabilities leaving $426,870 in related party payables and accrued interest of $3,740 at December 31, 2011.  The components of related party payables are summarized in the table below:

	December 31,
	2011	2010
Note payable to a related party, bearing interest at 8%, unsecured, due on demand	$-	$392
Note payable to related parties, bearing interest at 5.25%, secured by the common stock of the Company, due on October 31, 2012	426,870	-

Total	$426,870	$392

BITZIO, INC.
 Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On November 24, 2011, the Company completed a non-brokered private placement unit offering that raised $180,000 in gross proceeds, $50,000 of which were received from related parties.  Each $1,000 unit consisted of one 8.5% unsecured convertible note and 2,000 shares of the Company’s common stock.  The notes have a 12-month term and are convertible into common shares of the Company at a price of $0.10 per share at any time prior to the maturity date, which is November 23, 2012.  The notes require interest only payments on a quarterly basis.

The convertible notes contain provisions that will allow the Company to force conversion, if the lowest daily closing bid price of the Company’s Common Shares for each of the sixty-five (65) trading days immediately preceding the redemption notice is not less than $1.50 per such Common Share; or the Company completes one or more offerings of its Common Shares or securities convertible into Common Shares at a price or conversion price, as the case may be, of not less than $1.50 per such Common Share and the gross proceeds from such offering(s) total not less than $5,000,000.  At December 31, 2011, the lenders had advanced $180,000 under this financing agreement, $50,000 of which were received from related parties.

The intrinsic value of the beneficial conversion feature and the debt discount associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded for the convertible notes and on the equity equaled $125,874 and $54,126, respectively.  As of December 31, 2011, the Company has amortized $18,245 of the total debt discount leaving an amortized debt discount of $161,755.

On December 8, 2011, the Company executed a convertible promissory note in the amount of $52,500.  The note bears interest at a rate of 8.0% per annum and has a maturity date of September 12, 2012.  Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22 percent.  The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note.  The conversion price under the note is 59 percent multiplied by the market price (representing a 41 percent discount rate).
The components of convertible notes payable are summarized in the table below:

	December 31,
	2011	2010
Notes payable to a unrelated parties, bearing interest at 8.5%, unsecured, convertible into shares of common stock, due on November 23, 2012	$130,000	$-
Note payable to a related party, bearing interest at 8.5%, unsecured, convertible into shares of common stock, due on November 23, 2012	50,000	-
Note payable to an unrelated party, bearing interest at 8%, secured by the common stock of the Company, convertible into shares of common stock, due on September 12, 2012	52,500	-
Unamortized beneficial conversion feature on issuance of convertible debt	(161,755)	-

Total	$70,745	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has no commitments under operating leases or rental agreements.

BITZIO, INC.
 Notes to Consolidated Financial Statements
December 31, 2011 and 2010
NOTE 9 – COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

The Company is currently not party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operations or cash flows.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 50,018,625 and 33,000,000 shares were issued outstanding as of December 30, 2011 and 2010.  The activity surrounding the issuances of the Common Stock is as follows:

Fiscal Year Ended December 31, 2011

During the fiscal year ended December 31, 2011, the Company issued 2,500,000 shares of common stock for net cash proceeds of $250,000 at $0.10 per share and 360,000 shares of common stock for cash and convertible notes payable of $180,000, of which $50,000 was received from related parties.  The Company issued 1,761,000 shares of common stock for services rendered to the Company valued at $513,731, based on the market price of the stock on the date of issuance.  The Company issued a total of 10,000,000 shares of common stock valued at $3,100,000 based on the market price of the stock on the date of issuance, and options to purchase 1,000,000 shares of common stock valued at $513,150 to acquire three wholly-owned subsidiaries, one of which was completed on January 6, 2012.

During the fiscal year ended December 31, 2011, the Company issued 2,397,625 shares of common stock issued in advance of services.  The value being based on the market price on the date of issuance valued at $431,573.  The value of these shares has been capitalized and will be recognized in expenses over the life of the agreements under which they were issued.  The Company also received $186,000 in cash for stock subscriptions payable.  As of the date of this report, the Company has satisfied its obligations relating to the stock subscriptions payable through the issuance of 744,000 shares of common stock and warrants at $0.25 per share.

Fiscal Year Ended December 31, 2010

During the fiscal year ended December 31, 2010 the Company’s outstanding shareholder loan and related accrued interest, totaling $24,064, was satisfied through the issuance of 2,000,000 shares of the Company’s common stock at $0.0125 per share, valued at $25,000.  This transaction resulted in a loss on extinguishment of debt in the amount of $936.  Also on May 10, 2010, the Company issued an additional 4,000,000 common shares for $50,000 cash at $0.0125 per share.  The value of the shares issued was based on the market price of the stock on the date of issuance.

BITZIO, INC.
 Notes to Consolidated Financial Statements
December 31, 2011 and 2010
NOTE 11 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option activity for the year ended December 31, 2011:

	December 31,
	2011
	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2010	-	-
Granted	19,648,462	$0.34
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, December 31, 2011	19,648,462	$0.34

Exercisable at December 31, 2011	19,648,462	$0.34

The following table summarizes information regarding our outstanding and exercisable options at December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted- Average Exercise Price	Remaining Weighted- Average Contractual Term (Years)	Number of Option Shares	Weighted-Average Exercise Price
$0.20 – $0.25	4,000,000	$0.22	4.8	4,000,000	$0.22
$0.26 – $0.30	1,000,000	0.28	4.8	1,000,000	0.28
$0.31 – $0.35	2,578,462	0.33	5.0	2,578,462	0.33
$0.36 – $0.40	12,070,000	0.38	4.7	12,070,000	0.38

	19,648,462	$0.24	4.8	19,648,462	$4.8

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

Year Ended December 31, 2011
Expected term of options granted	5 years
Expected volatility range	211 – 229%
Range of risk-free interest rates	0.81 – 1.80%
Expected dividend yield	0%

BITZIO, INC.
 Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 11 – STOCK OPTIONS AND WARRANTS (Continued)

Stock-based compensation expense associated with stock options for the years ended December 31, 2011, and 2010 was $6,618,665 and $-0- , respectively.

NOTE 12 – INCOME TAXES

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

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	For the Years Ended
	December 31,
	2011	2010
Book income (loss) from operations	$(3,359,143)	$(12,992)
Stock/options issued for services	1,922,156	-
Stock/options issued in executive compensation	649,593	-
Contributed services	510	680
Depreciation and amortization	10,105	-
Impairment expense	799,272	-
Loss on sale of assets	348	-
Valuation allowance	(22,841)	12,312
Total provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31,
	2011	2010
Loss carry forwards	$(3,434,659)	$75,516

Stock/options issued for services	1,922,156	-
Stock/options issued in executive compensation	649,593	-
Contributed services	8,194	7,684
Depreciation and amortization	10,105	-
Impairment expense	799,272	-
Loss on sale of assets	348	-
Valuation allowance	44,991	(67,832)
Net deferred taxes	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $3,434,659 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

BITZIO, INC.
 Notes to Consolidated Financial Statements
December 31, 2011 and 2010
NOTE 13 – SUBSEQUENT EVENTS

On January 6, 2012, we purchased 100% of the outstanding and issued shares of DigiSpace Solutions, LLC.  Consideration for the purchase was $200,000 and the issuance of 1,000,000 restricted stock options at an exercise price of $0.28 per share valued at $513,150 and were paid during the year ended December 31, 2011.  The total consideration paid of $713,150 has been recorded as prepaid acquisition costs.  During the fiscal year ended December 31, 2011, we made $132,177 in advances to DigiSpace Solutions, LLC which have been accounted for as due from related parties.

On January 31, 2012, the Company received $200,000 as stock subscriptions payable.  The Company plans to satisfy its obligations on the stock subscriptions through the issuance of 800,000 common shares at $0.25 per share.  The recipient shareholders will also receive a full warrant which will allow the purchaser to acquire one additional common share at $0.50 per share. The warrants will have a one year term from the closing date of the stock issuance.

On February 7, 2012, the Company completed a Unit offering for gross proceeds of $186,000 received as stock subscriptions payable during the fiscal year ended December 31, 2011.  The Units were priced at $0.25 each and included one common share and one warrant entitling the holder to purchase one common share for $0.40 at any time prior to February 6, 2015.  744,000 common shares and 744,000 warrants in total were issued.

During the subsequent period, the Company issued 1,130,946 shares of common stock as payment for services rendered to various professional consultants.  The average share value was $0.28, resulting in a total share value of $314,831.  The Company also issued 2,000,000 options to purchase common stock at an exercise price of $0.36 per share.

On January 2, 2012, the Company issued 2,043,120 Series A Convertible Redeemable Preferred Stock at purchase price of $0.0025 per share.   Each preferred share is convertible at any time after January 1, 2013 but before January 2, 2017, and upon payment to the Company of a conversion premium of $0.40 per share of common stock acquired upon conversion into two fully paid and non-assessable shares of common stock of the Company.

In accordance with ASC 855, Company management reviewed all material events through the date of this report and there are no additional material subsequent events to report.