Form 10-Q
period 2012-03-31
Bitzio, Inc.
filed 2012-05-15
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-51688

BITZIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

548 Market Street, Suite 18224 San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code    (213) 400-0770

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

        Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☐ No ☒

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 9, 2012, there were 54,463,071 shares of common stock, $0.001 par value, issued and outstanding.

BITZIO, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1     Financial Statements

BITZIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$21,777	$181,725
Accounts receivable, net	34,522	92,232
Prepaid expenses and other current assets	417,823	337,508
Due from related parties	170,345	228,980
Prepaid acquisition costs	-	713,150

Total current assets	644,467	1,553,595

OTHER ASSETS
Intangible assets, net	1,797,886	582,424
Goodwill	549,435	627,134

TOTAL ASSETS	$2,991,788	$2,763,153

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$955,969	$253,976
Deferred revenue	29,208	77,433
Notes payable, related parties	351,870	426,870
Notes payable	144,210	-
Convertible notes, related parties, net of discount	-	5,068
Convertible notes, net of discount	80,500	65,677

TOTAL CURRENT LIABILITIES	1,561,757	829,024

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares
authorized; 2,043,120 and -0- shares issued
and outstanding, respectively	2,043	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 52,893,571 and 50,018,625 shares issued
and outstanding, respectively	52,894	50,019
Stock subscriptions payable	200,000	186,000
Additional paid-in capital	13,291,900	11,800,050
Accumulated deficit	(12,116,806)	(10,101,940)

Total stockholders’ equity	1,430,031	1,934,129

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,991,788	$2,763,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

REVENUES
Developer tools revenue	$428,928	$-
Mobile application revenue	110,485	-
Total Revenue	539,413	-

OPERATING EXPENSES
Professional fees	1,944,648	5,240
Executive compensation	127,500	-
General and administrative	383,608	3,694
Total Operating Expenses	2,455,756	8,934

LOSS FROM OPERATIONS	(1,916,343)	(8,934)

OTHER EXPENSES
Interest expense	(98,523)	-

Total Other Expenses	(98,523)	-

LOSS BEFORE INCOME TAXES	(2,014,866)	(8,934)
PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,014,866)	$(8,934)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	51,015,345	33,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,014,866)	$(8,934)
Adjustments to reconcile net loss to net cash used by
operating activities:
Services contributed by officers and shareholders	-	500
Depreciation and amortization	166,083	171
Amortization of debt discounts on convertible notes	109,754	-
Common shares issued for services	231,395	-
Stock options issued for services	893,928	-
Changes in operating assets and liabilities:
Accounts receivable	154,513	-
Prepaid expenses	23	(410)
Due from related parties	(38,168)	-
Accounts payable and accrued expenses	298,118	1,154
Deferred revenue	(83,748)	-
Net Cash Used in Operating Activities	(282,968)	(7,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of subsidiary	12,830	-
Net Cash Provided by Investing Activities	12,830	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on notes payable - related parties	(75,000)	-
Repayments on notes payable	(19,918)	-
Proceeds from sale of preferred stock	5,108	-
Proceeds from stock subscriptions payable	200,000	-
Net Cash Provided by Financing Activities	110,190	-

NET DECREASE IN CASH	(159,948)	(7,519)
CASH AT BEGINNING OF YEAR	181,725	18,068

CASH AT END OF YEAR	$21,777	$10,549

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$5,338	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Notes payable and warrants issued for acquisition of subsidiary	$713,150	$-
Common stock issued for prepaid services	$80,338	$-
Issuance of common stock on debenture conversion	$100,000	$-
Common stock issued for stock subscriptions payable	$186,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 1 – ORGANIZATION

Bitzio, Inc. was originally formed as Rocky Mountain Fudge Company, Inc. (“the Company,” “we”) on January 4, 1990 as a Utah corporation.  On July 28, 1998, the Company converted from a Utah corporation to a Nevada corporation.  Effective June 10, 2011, the Company changed its name from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc.  Pursuant to this transaction, shares of the Company’s common stock are now trading under the Company’s new trading symbol, BTZO.  Bitzio, Inc. is focused on smartphone applications, social media and marketing optimization.  We work directly with developers of mobile applications to improve their consumer reach, conversion rates, and profitability.

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

On January 10, 2012, Bitzio, Inc. and DigiSpace Solutions, LLC entered into a share exchange agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for $200,000 cash and 1,000,000 restricted stock options at an exercise price of $0.28 per share valued at $513,150.  Through this transaction DigiSpace Solutions, LLC became a wholly-owned subsidiary of Bitzio, Inc.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

BITZIO, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 3 – GOING CONCERN

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BITZIO, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

Cash and Cash Equivalents

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

BITZIO, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.  Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 7,954,842 such potentially dilutive shares excluded as of March 31, 2012.

Fair Value of Financial Instruments

As of March 31, 2012 and December 31, 2011, cash equivalents were comprised of money market funds totaling $21,777 and $181,725, respectively.  In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.

At March 31, 2012, two customers comprised more than 85 percent of accounts receivable.  At December 31, 2011, one customer comprised 85 percent of accounts receivable.

Recent accounting pronouncements

The Company has evaluated recent pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

NOTE 5 – ACQUISITION OF SUBSIDIARIES

DigiSpace Solutions, LLC Acquisition

On January 10, 2012, Bitzio Inc. and DigiSpace Solutions, LLC entered into a share exchange agreement wherein Bitzio, Inc. acquired 100 percent of the issued and outstanding members’ equity in exchange for $200,000 in cash and 1,000,000 restricted stock options at an exercise price of $0.28 per share valued at $513,150.  Through this transaction DigiSpace Solutions, LLC became a wholly owned subsidiary of Bitzio, Inc.

BITZIO, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

The assets and liabilities of DigiSpace Solutions, LLC as of the acquisition date will be recorded at their estimated fair value. A preliminary allocation of the purchase price is as follows:

Cash and cash equivalents	$12,830
Customer List	1,381,545
Total assets acquired	1,394,375

Accounts payable	501,706
Deferred revenue	35,523
Notes payable	143,996
Total liabilities acquired	681,225
Net assets acquired	$713,150

NOTE 6 –INTANGIBLE ASSETS

Intangible Assets

Intangible assets include assets capitalized as a result of our acquisitions and represent the valuation of the mobile application portfolio and customer list acquired based on net cash flows from the portfolio.  The components of intangible assets were as follows:

	March 31,	December 31,
	2012	2011
Mobile App Portfolio (useful life – 3 years)	$611,461	$611,461
Customer List (useful life – 3 years)	1,381,545	-
Less: Accumulated depreciation	(195,120)	(29,037)

Intangible assets, net	$1,797,886	$582,424

Amortization or intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets.  Amortization expense was $166,083 and $171 for the three months ended March 31, 2012 and 2011, respectively

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party receivables

At March 31, 2012, the Company had an outstanding receivable balance of $170,345 (December 31, 2011 - $228,980) from related parties.

Related party payables

During the three months ended March 31, 2012 the Company repaid $75,000 of related party notes payable, leaving an ending balance in related party payables of $351,870.

BITZIO, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

During the fiscal year ended December 31, 2011 the Company borrowed $27,000 in cash from related parties, and $5,000 in operating expenses were paid on behalf of the Company by a related party.  The Company also executed $500,000 in additional notes payable to finance the business acquisitions.  The Company also repaid $105,380 of notes payable and transferred $142 to accrued liabilities leaving $426,870 in related party payables and accrued interest of $3,740 at December 31, 2011.  The components of related party payables are summarized in the table below:

	March 31,	December 31,
	2012	2011
Note payable to related parties, bearing interest at 5.25%, secured by the common stock of the Company, due on October 31, 2012	351,870	426,870

Total	$351,870	$426,870

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On November 24, 2011, the Company completed a non-brokered private placement unit offering that raised $180,000 in gross proceeds, $50,000 of which were received from related parties.  Each $1,000 unit consisted of one 8.5% unsecured convertible note and 2,000 shares of the Company’s common stock.  The notes have a 12-month term and are convertible into common shares of the Company at a price of $0.10 per share at any time prior to the maturity date, which is November 23, 2012.  The notes require interest only payments on a quarterly basis.  On March 31, 2012, $100,000 of the convertible notes was converted into 1,000,000 common shares of the Company.

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

The intrinsic value of the beneficial conversion feature and the debt discount associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded for the convertible notes and on the equity equaled $125,874 and $54,126, respectively.  As of March 31, 2012, the Company has amortized $28,000 of the total outstanding debt discount leaving an amortized debt discount of $52,000.

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

BITZIO, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

The components of convertible notes payable are summarized in the table below:

	March 31,	December 31,
	2012	2011
Notes payable to a unrelated parties, bearing interest at 8.5%, unsecured, convertible into shares of common stock, due on November 23, 2012	$80,000	$130,000
Note payable to a related party, bearing interest at 8.5%, unsecured, convertible into shares of common stock, due on November 23, 2012	-	50,000
Note payable to an unrelated party, bearing interest at 8%, secured by the common stock of the Company, convertible into shares of common stock, due on September 12, 2012	52,500	52,500
Unamortized beneficial conversion feature on issuance of convertible debt	(52,000)	(161,755)

Total	$80,500	$70,745

NOTE 9 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, of which 2,500,000 shares are designated as series A convertible redeemable preferred stock with a par value of $0.001.  As of March 31, 2012 and December 31, 2011, there were 2,043,120 and -0- shares of series A convertible redeemable preferred stock issued and outstanding, respectively.  The shares have the following provisions:

Dividends
Series A convertible redeemable shares have no dividend rights.

Liquidation Preferences
In the event of liquidation, following the sale or disposition of all or substantially all of the Company’s assets, the holders of the Series A Convertible Redeemable Preferred Stock shall be entitled to receive, an amount equal to the per share price of the stock ($0.0025 per share) plus all declared and unpaid dividends.

Voting Rights
Series A convertible redeemable shares have no voting rights.

Conversion
Each share of series A convertible redeemable preferred stock is convertible, at the option of the holder, at any time after January 1, 2012 but before January 2, 2017,and upon payment of $0.40 per share, into two fully paid and nonassessable shares of the Company’s common.

BITZIO, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

Redemption
At any time after January 2, 2017, the Company may redeem, at the discretion of the Board of Directors, any or all of the series A convertible redeemable preferred stock for the per share price of the stock ($0.0025 per share).

Preferred Stock Activity for the Three Month Period Ended March 31, 2012

On January 2, 2012, the Company issued 2,043,120 Series A Convertible Redeemable Preferred Stock at purchase price of $0.0025 per share for $5,108.

NOTE 10 – COMMON STOCK

The Company has authorized 100,000,000 shares of $0.001 par value per share Common Stock, of which 52,893,571 and 50,018,625 shares were issued outstanding as of March 31, 2012 and December 31, 2011.  The activity surrounding the issuances of the Common Stock is as follows:

Three Months Ended March 31, 2012

During the three months ended March 31, 2012, the Company issued 1,000,000 shares of common stock upon the conversion of $100,000 of outstanding convertible debentures.  The Company issued 82,500 shares of common stock for services rendered to the Company valued at $33,000, based on the market price of the stock on the date of issuance.  The Company issued 744,000 shares of common stock and warrants to satisfy stock subscriptions obligations outstanding at December 31, 2011.

During the three months ended March 31, 2012, the Company issued 1,048,446 shares of common stock issued in advance of services.  The value of $278,733 was based on the market price on the date of issuance.  The value of these shares has been capitalized and will be recognized in expenses over the life of the agreements under which they were issued.  The Company also received $200,000 in cash for stock subscriptions payable.  As of the date of this report, the Company has satisfied its obligations relating to the stock subscriptions payable through the issuance of 800,000 shares of common stock and warrants at $0.25 per share.

Fiscal Year Ended December 31, 2011

During the fiscal year ended December 31, 2011, the Company issued 2,500,000 shares of common stock for net cash proceeds of $250,000 at $0.10 per share and 360,000 shares of common stock for cash and convertible notes payable of $180,000, of which $50,000 was received from related parties.  The Company issued 1,761,000 shares of common stock for services rendered to the Company valued at $513,731, based on the market price of the stock on the date of issuance.  The Company issued a total of 10,000,000 shares of common stock valued at $3,100,000 based on the market price of the stock on the date of issuance, and options to purchase 1,000,000 shares of common stock valued at $513,150 to acquire three wholly-owned subsidiaries, one of which was completed on January 10, 2012.

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

BITZIO, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

NOTE 11 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option activity for the three months ended March 31, 2012:

	March 31,
	2012
	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2011	19,648,462	$0.34
Granted	2,744,000	0.37
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, March 31, 2012	22,392,462	$0.34

Exercisable at March 31, 2012	22,392,462	$0.34

The following table summarizes information regarding our outstanding and exercisable options at March 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted- Average Exercise Price	Remaining Weighted- Average Contractual Term (Years)	Number of Option Shares	Weighted-Average Exercise Price
$0.20 – $0.25	4,000,000	$0.22	4.5	4,000,000	$0.22
$0.26 – $0.30	1,000,000	0.28	4.5	1,000,000	0.28
$0.31 – $0.35	2,578,462	0.33	4.8	2,578,462	0.33
$0.36 – $0.40	14,814,000	0.38	4.7	14,814,000	0.38
	22,392,462	$0.34	4.5	22,392,462	$0.34

BITZIO, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2012
(Unaudited)

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

Stock-based compensation expense associated with stock options issued during the three months ended March 31, 2012, and 2011 was $893,928 and $-0-, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On April 5, 2012, 230,500 common shares of the Company that were received in settlement of a terminated consulting agreement were returned to the treasury and cancelled.

On April 10, 2012, we announced a Letter of Intent to acquire 100% of the outstanding and issued shares of Motion Pixel Corporation Holdings, Inc.  The terms of the purchase have not been finalized but the acquisition is expected to be completed using only restricted common shares and no cash from the Company. Upon closing, the MPC management team has agreed to invest over $1.25M to purchase common shares of the Company and reserves the right to invest up to an additional $1M by May 30, 2012. A block of options will be reserved for key MPC staff members.

On April 25 2012, the Company completed a 1,800,000 Unit offering for gross proceeds of $450,000.  The Units were priced at $0.25 each and included one common share and one warrant entitling the holder to purchase one common share for $0.50 at any time prior to April 26, 2013.  $200,000 of the offering was received as stock subscriptions payable during the quarter ended March 31, 2012.

On May 8, 2012, we announced a Letter of Intent to acquire Knuckle Face, Inc., a U.K. based mobile game developer.  The terms of the purchase have not been finalized but the acquisition is expected to be completed using only restricted common shares and no cash from the Company.

ITEM 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

On January 10, 2012, we acquired DigiSpace Solutions, LLC, an online performance-based advertising company offering a variety of services to assist in the development of a company’s online presence, marketing, tracking and customer management.  It provides proprietary web technologies to power online strategies and solutions.

Going Concern

As a result of our financial condition, our auditors have indicated in a footnote to our financial statements of March 31, 2012 describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues.  If we are not able to do this we may not be able to continue as an operating company.  At our current revenue and burn rate, our cash on hand will last approximately seven months.  However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Three months ended March 31, 2012 and 2011

Results of Operations

Introduction

Our revenues for the three months ended March 31, 2012 were $539,413, compared to zero for the three months ended March 31, 2011.  We had very little operations in the first nine months of fiscal 2011, and thus comparisons between 2012 and 2011 are dramatic.  In the three months ended December 31, 2011, our revenues were $579,386.

Revenues and Net Operating Income (Loss)

Our revenues, operating expenses, and net loss for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended	Three months ended
	March 31,	March 31,	Increase /
	2012	2011	(Decrease)

Revenue	$539,413	$-	$ N/A

Operating expenses:
Professional fees	1,944,648	5,240	N/A
Executive compensation	127,500	-	N/A
General and administrative	383,608	3,694	4,194%
Total operating expenses	2,455,756	8,934	27,388%

Loss from operations	(1,916,343)	(8,934)	21,350%
Other expense	(98,523)	-	N/A

Net loss	$(2,014,866)	$(8,934)	22,453%

Revenues

For the three months ended March 31, 2012, we had revenues of $539,413, compared to zero for the three months ended March 31, 2011.  The increase in revenues is a result of the three corporate acquisitions of Bitzio Corp., Thinking Drone, Inc. and DigiSpace Solutions, LLC during fiscal 2011 and early January 2012.  Our revenues are segmented into developer tools revenue of $428,928 and mobile application revenue of $110,485.

Operating Expenses

Our operating expenses consisted of professional fees of $1,944,648, executive compensation of $127,500, and general and administrative expenses of $383,608.

In order to manage our cash flow, the Company uses its common stock as consideration in certain transactions.  Professional fees include $893,928 of non-cash stock option compensation.  In order to attract and retain highly skilled staff for a start-up company in the highly competitive mobile applications industry, we offered stock options at a level necessary to ensure that key skilled resources were retained to meet early development milestones.  As we achieve milestones and profitability, it is expected that use of equity incentives will decrease significantly.  Certain professional fees totaling $231,395 were paid through the issuance of common stock of the Company.

Loss from Operations

Our loss from operations was $1,916,343 for the three months ended March 31, 2012, compared to $8,934 for the three months ended March 31, 2011.

Other Expense

We had other expense of $98,523 for the three months ended March 31, 2012, consisting of interest expense, compared to $nil for the three months ended March 31, 2011.

Net Loss

Our net loss for the three months ended March 31, 2012 was $2,014,866, compared to $8,934 for the three months ended March 31, 2011.  The increase in net loss was primarily a function of 2012 non-cash charges for stock option compensation expense of $893,928 depreciation and amortization expense of $166,083, convertible debenture accounting charges of $109,754 and professional fees paid with stock of $231,395.  Excluding these significant non-cash items, our net loss for the three months ended March 31, 2012 was $613,706.

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

A reconciliation of Adjusted EBITDA to net income (loss) from continuing operations for the year ending December 31, 2011 follows:

Net loss	$(2,014,866)
Stock-based compensation expense	893,928
Stock-based service payment	231,395
Interest and other income (expense), net	98,523
Provision for income taxes	-
Depreciation and amortization	166,083

Adjusted EBITDA	$(624,937)

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

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Our principal source of liquidity as of March 31, 2012 consisted of cash of $21,777.  We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of March 31, 2012 and December 31, 2011, respectively, are as follows:

	March 31,	December 31,
	2012	2011	Change

Cash	$21,777	$181,725	$(159,948)
Total Current Assets	644,467	1,553,595	(909,128)
Total Assets	2,991,788	2,763,153	228,635
Total Current Liabilities	1,561,757	829,024	732,733
Total Liabilities	1,561,757	829,024	732,733

Our cash decreased from $181,725 as of December 31, 2011 to $21,777 as of March 31, 2012 as a result of our operating loss.  Total current assets decreased as prepaid acquisition costs at December 31, 2011 were re-classified to intangible assets upon the successful completion of the acquisition of Digispace Solutions, LLC on January 10, 2012.  The DigiSpace acquisition also increased our liabilities as we assumed up to $575,000 of Digispace’s outstanding liabilities.  Certain members of management have deferred their fees resulting in an increase to liabilities of $262,500.

Cash Requirements

We had cash available as of March 31, 2012 of $21,777.  Based on our current revenues, cash on hand, and our current net monthly burn rate of around $25,000, we will need to continue to raise money from the sales of our securities to fund operations.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was $282,968 for the three months ended March 31, 2012, compared to $7,519 for the three months ended March 31, 2011.  The increase is a result of operations from our two acquisitions.

For the three months ended March 31, 2012, our net cash used in operating activities consisted of our net loss of $2,014,866, offset primarily by stock options issued for services of $893,928, depreciation and amortization of $166,083, convertible debenture accounting charges of $109,754, and common shares issued for services of $231,395.

Investments

Our net cash provided by investing activities was $12,830 for the three months ended March 31, 2012, compared to $nil for the three months ended March 31, 2011.  The increase is a result of operations from the DigiSpace acquisition.

Financing

Our net cash provided by financing activities was $110,190 for the three months ended March 31, 2012, compared to $nil for the three months ended March 31, 2011.

For the three months ended March 31, 2012, our net cash provided by financing activities consisted primarily of proceeds from stock subscriptions payable of $200,000 and the proceeds from the sale of preferred stock of $5,108, offset by repayments on notes payable to related parties of $75,000 and repayments on notes payable of $19,918.

Contractual obligations and other commitments

We have no commitments under operating leases or rental agreements.

Off-balance sheet arrangements

As of March 31, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

        The following critical accounting policies are those accounting policies that, in our view, are most important in the portrayal of our financial condition and results of operations. Our critical accounting policies and estimates include those involved in recognition of revenue, business combinations, valuation of goodwill, valuation of long-lived and intangible assets, provision for income taxes, and accounting for stock-based compensation. Note 3 to our financial statements included elsewhere in this quarterly report on Form 10-Q provides additional information about these critical accounting policies, as well as our other significant accounting policies.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. We test goodwill for impairment in each quarter of the year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable. In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit against its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit. If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference. The gross amount of goodwill at March 31, 2012 was $2,900,235 (December 31, 2011 - $2,977,934) with accumulated impairments of $2,350,800.  The net amount of goodwill at March 31, 2012 was $549,435 (December 31, 2011 - $627,134).

During the year ended December 31, 2011, we recorded an impairment charge totaling $2,350,800 million related to purchased goodwill that could not be sufficiently supported under required accounting valuation methodology.  At March 31, 2012, our review of goodwill valuation indicated that no further impairment charge was necessary.

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

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4    Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending March 31, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the quarter March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1   Legal Proceedings

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

ITEM 1A   Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2012, we issued 1,000,000 shares of our common stock, restricted in accordance with Rule 144, to a shareholder upon conversion of part of an outstanding promissory note.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the individuals were either accredited or sophisticated and familiar with our operations, and there was no solicitation.

During the months of January, February, and March 2012, we issued an aggregate of 1,130.946 shares of our common stock, restricted in accordance with Rule 144, to four individuals or entities for services rendered.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the individuals or entities were either accredited or sophisticated and familiar with our operations, and there was no solicitation.

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

We granted rights to subscribe for the Series A Convertible Redeemable Preferred Stock to six individuals as a result of them waiving an aggregate of $465,000 of compensation in 2011, and agreeing to defer an aggregate of $360,000 of compensation otherwise due in 2012.  The rights enabled the six individuals to acquire the preferred shares at $0.0025 per share, as follows:

Name	No. of Shares of Series A Convertible Redeemable Preferred Stock	Purchase Price	2011 Compensation Waived	2012 Compensation Deferred
Schonbrun	588,462	$1,471.16	$127,500.00	$90,000.00
McDougall	514,904	$1,287.26	$127,500.00	$45,000.00
Moulton	276,293	$690.73	$60,000.00	$60,000.00
Garnett	230,769	$576.92	$50,000.00	$30,000.00
Lewis	230,769	$576.92	$50,000.00	$90,000.00
Weatherell	201,923	$504.81	$50,000.00	$45,000.00

Totals	2,043,120	$5,107.80	$465,000.00	$360,000.00

The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the individuals were either accredited or sophisticated and familiar with our operations, and there was no solicitation.

ITEM 3    Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4   Mine Safety Disclosures

Not applicable.

ITEM 5   Other Information

None.

ITEM 6    Exhibits

(a)           Exhibits

2.1 (8)	Form of Company Acquisition Agreement with The Bitzio Corp.

2.2 (8)	Form of Proposed Acquisition Agreement with Digispace Holdings, Inc.

2.3 (9)	Amended Form of Proposed Acquisition Agreement with Digispace Solutions, LLC.

2.4 (9)	Second Amended Form of Proposed Acquisition Agreement with Digispace Solutions, LLC.

2.5 (10)	Third Amendment to the Acquisition Agreement with DigiSpace Solutions, LLC.

2.6 (9)	Form of Proposed Acquisition Agreement with Thinking Drone, Inc.

2.7 (9)	Amended Form of Acquisition Agreement with Thinking Drone, Inc.

3.1 (1)	Certificate of Incorporation

3.2 (1)	Bylaws

3.3 (2)	Certificate of Amendment to the Article of Incorporation Changing the Name of the Company from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc.

3.4 (3)	Certificate of Designation of the Rights, Privileges and Preferences of the Series A Convertible Redeemable Preferred Stock

3.5	Amendment to Certificate of Designation of the Rights, Privileges and Preferences of the Series A Convertible Redeemable Preferred Stock

10.12 (5)	Form of Securities Purchase Agreement for Series A Convertible Preferred Stock

10.13 (4)	Option to Purchase Common Stock Issued to Amish Shah

10.14 (4)	Option to Purchase Common Stock Issued to Jose Rivera.

10.15 (7)	Employment Agreement dated February 1, 2012 with William Schonbrun

10.16 (6)	Form of Indemnification Agreement dated as of February 21, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Labels Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form 10-SB filed with the Commission on December 19, 2005.
(2)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 14, 2011.
(3)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on January 12, 2012.
(4)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on January 12, 2012.
(5)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on January 12, 2012.
(6)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on February 21, 2012.
(7)	Incorporated by reference from our Annual Report on Form 10-K dated and filed with the Commission on March 29, 2012.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011, filed with the Commission on August 16, 2011.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011, dated and filed with the Commission on November 18, 2011.
(10)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 22, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitzio, Inc.

Dated: May 14, 2012	/s/ William Schonbrun
By: William Schonbrun
Its: President and Chief Executive Officer