Form 10-Q
period 2012-06-30
Bitzio, Inc.
filed 2012-08-14
CIK 1347078

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-51688

BITZIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

548 Market Street, Suite 18224 San Francisco, CA
(Address of principal executive offices)

(213) 400-0770
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:63,414,821 shares of common stock, par value $0.001 per share, outstanding as of August 14, 2012.

BITZIO, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

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

The results for the period ended June 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2012.

BITZIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$55,637	$181,725
Accounts receivable, net	200,368	92,232
Prepaid expenses and other current assets	547,371	337,508
Due from related parties	144,305	228,980
Prepaid acquisition costs	-	713,150

Total current assets	947,681	1,553,595

OTHER ASSETS
Property and equipment, net	72,602	-
Intangible assets, net	1,685,718	582,424
Goodwill	774,047	627,134

Total other assets	2,532,367	1,209,558

TOTAL ASSETS	$3,480,048	$2,763,153

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,218,097	$253,976
Deferred revenue	61,998	77,433
Notes payable, related parties	351,870	426,870
Notes payable	116,472	-
Convertible notes, related parties, net of discount	-	5,068
Convertible notes, net of discount	47,890	65,677

TOTAL CURRENT LIABILITIES	1,796,327	829,024

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 5,343,120 and -0- shares issued and outstanding, respectively	5,343	-
Common stock, $0.001 par value; 250,000,000 shares authorized; 62,084,821 and 50,018,625 shares issued and outstanding, respectively	62,085	50,019
Stock subscriptions payable	123,000	186,000
Additional paid-in capital	18,268,071	11,800,050
Accumulated other comprehensive income	330	-
Accumulated deficit	(16,775,108)	(10,101,940)

Total stockholders’ equity	1,683,721	1,934,129

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,480,048	$2,763,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES
Developer tools revenue	$205,180	$-	$634,108	$-
Mobile apps and other revenue	254,722	-	365,207	-
Total Revenue	459,902	-	999,315	-

OPERATING EXPENSES
Professional fees	692,703	13,888	2,637,351	19,128
Executive compensation	-	-	127,500	-
General and administrative	384,662	19,512	768,270	23,206
Impairment of goodwill	3,981,508	-	3,981,508	-
Total Operating Expenses	5,058,873	33,400	7,514,629	42,334

LOSS FROM OPERATIONS	(4,598,971)	(33,400)	(6,515,314)	(42,334)

OTHER EXPENSES
Interest expense	(59,331)	(246)	(157,854)	(246)

Total Other Expenses	(59,331)	(246)	(157,854)	(246)

LOSS BEFORE INCOME TAXES	(4,658,302)	(33,646)	(6,673,168)	(42,580)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(4,658,302)	$(33,646)	$(6,673,168)	$(42,580)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.00)	$(0.12)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	57,231,252	33,090,659	54,123,299	33,045,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,673,168)	$(42,580)
Adjustments to reconcile net loss to net cash used by operating activities:
Services contributed by officers and shareholders	-	1,500
Depreciation and amortization	332,918	341
Amortization of debt discounts on convertible notes	129,645	-
Common stock issued for prepayment of debenture	20,272	-
Common shares issued for services	361,286	-
Impairment of goodwill	3,981,508	-
Stock options issued for services	893,928	-
Changes in operating assets and liabilities:
Accounts receivable	(51,105)	-
Prepaid expenses	19,680	108
Due from related parties	209,875	-
Accounts payable and accrued expenses	231,414	294
Deferred revenue	(52,634)	-
Net Cash Used in Operating Activities	(596,381)	(40,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of subsidiary	20,959	-
Net Cash Provided by Investing Activities	20,959	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance (Repayments) on notes payable - related parties	(75,000)	25,000
Repayments on notes payable	(27,524)	-
Repayments on convertible debenture	(26,250)	-
Proceeds from sale of common stock	450,000	-
Proceeds from sale of preferred stock	5,108	-
Proceeds from stock subscriptions payable	123,000	-
Net Cash Provided by Financing Activities	449,334	25,000

NET DECREASE IN CASH	(126,088)	(15,337)
CASH AT BEGINNING OF YEAR	181,725	18,068

CASH AT END OF YEAR	$55,637	$2,731

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$21,334	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Notes payable and warrants issued for acquisition of subsidiary	$713,150	$-
Preferred stock issued for acquisition of subsidiary	$2,084,231	$-
Common stock issued for acquisition of subsidiary	$2,145,000	$-
Common stock issued for prepaid services	$213,357	$292,500
Issuance of common stock on debenture conversion	$100,000	$-
Common stock issued for stock subscriptions payable	$186,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)
NOTE 1– ORGANIZATION

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

On July 27, 2011, Bitzio, Inc. and Bitzio, LLC. entered into a share exchange agreement wherein Bitzio, Inc. issued 5,000,000 shares of the Company's common stock in exchange for 100% of the members' equity of Bitzio, LLC.  Through this transaction Bitzio, LLC became a wholly owned subsidiary of Bitzio, Inc.

On November 9, 2011 Bitzio, Inc. and Thinking Drone, Inc., entered into a share exchange agreement wherein Bitzio, Inc. acquired all of the issued and outstanding stock of Thinking Drone, Inc.  Bitzio, Inc. received all of the outstanding shares of Thinking Drone in exchange for a $500,000 promissory note and 5,000,000 shares of Bitzio, Inc. common stock.  Through this transaction Thinking Drone, Inc. became a whollyowned subsidiary of Bitzio, Inc.

On January 10, 2012, Bitzio, Inc. and DigiSpace Solutions, LLC entered into a share exchange agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for $200,000 cash and 1,000,000 restricted stock options at an exercise price of $0.28 per share valued at $513,150.Through this transaction DigiSpace Solutions, LLC became a wholly owned subsidiary of Bitzio, Inc.

On May 23, 2012, Bitzio, Inc. and Motion Pixel Corporation Holdings entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 6,500,000 shares of the Company's common stock valued at $2,145,000.

On June 4, 2012, Bitzio, Inc. and ACT Smartware GmbH entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company valued at $2,084,231.

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated upon consolidation.

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

Mobile Phone Applications

Mobile phone applications are sold using multiple platforms.  Each platform handles the sale, distribution or download, as well as the collection and remittance of payment for the company.  We recognize mobile application revenue net of the amounts retained by the platform companies.  There is no warranty or money-back guarantee related to the sale of mobile phone applications, therefore no deferred revenue or allowance for sales returns has been recorded

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. We test goodwill for impairment in each quarter of the year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable. In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit against its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit. If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference. The gross amount of goodwill at June 30, 2012 was $7,106,355 (December 31, 2011 - $2,977,934) with accumulated impairment of $6,332,308 (December 31, 2011 - $2,350,800). The net amount of goodwill at June 30, 2012 was $774,047 (December 31, 2011 - $627,134).

During the six months ended June 30, 2012, we recorded an impairment charge totaling $3,981,508 million related to purchased goodwill whose carrying amount exceeded its implied fair value (December 31, 2011 - $2,350,800).

Software Development Costs

We capitalize costs incurred during the application development stage relating to the development of our mobile applications. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. We capitalized $54,119 and $-0- in software development costs for the six-month period ended June 30, 2012 and for the year ended December 31, 2011, respectively. These costs will be amortized over a period of three years. Prior to 2011, costs incurred during the application development stage were not material and were expensed as incurred.

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.  Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 2,704,000 such potentially dilutive shares excluded as of June 30, 2012.

Fair Value of Financial Instruments

As of June 30, 2012 and December 31, 2011, cash and cash equivalents were comprised of cash in bank accounts and money market funds totaling $55,637 and $181,725, respectively.  In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.

At June 30, 2012, two customers comprised more than 83 percent of accounts receivable.  At December 31, 2011, one customer comprised 85 percent of accounts receivable.

Recent Accounting Pronouncements

The Company has evaluated recent pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

NOTE 5 – ACQUISITION OF SUBSIDIARIES

DigiSpace Solutions, LLC Acquisition

On January 10, 2012, Bitzio Inc. and DigiSpace Solutions, LLC entered into a share exchange agreement wherein Bitzio, Inc. acquired all of the issued and outstanding members’ equity in exchange for $200,000 in cash and 1,000,000 restricted stock options at an exercise price of $0.28 per share valued at $513,150.  Through this transaction DigiSpace Solutions, LLC became a wholly owned subsidiary of Bitzio, Inc.

The assets and liabilities of DigiSpace Solutions, LLC as of the acquisition date will be recorded at their estimated fair value. A preliminary allocation of the purchase price is as follows:

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

NOTE 5 – ACQUISITION OF SUBSIDIARIES (CONTINUED)

DigiSpace Solutions, LLC Acquisition (continued)

Cash and cash equivalents	$12,830
Customer List	1,381,545
Total assets acquired	1,394,375

Accounts payable	501,706
Deferred revenue	35,523
Notes payable	143,996
Total liabilities acquired	681,225
Net assets acquired	$713,150

Motion Pixel Corporation Holdings Acquisition

On May 23, 2012, Bitzio, Inc. and Motion Pixel Corporation Holdings entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 6,500,000 shares of the Company's common stock valued at $2,145,000.

The assets and liabilities of Motion Pixel Corporation Holdings as of the acquisition date will be recorded at their estimated fair value. A preliminary allocation of the purchase price is as follows:

Equipment	$60,000
Goodwill	2,145,000
Total assets acquired	2,205,000

Accounts payable	60,000
Total liabilities acquired	60,000
Net assets acquired	$2,145,000

ACT Smartware GmbH Acquisition

On June 4, 2012, Bitzio, Inc. and ACT Smartware GmbH entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company valued at $2,084,231.

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

NOTE 5 – ACQUISITION OF SUBSIDIARIES (CONTINUED)

The assets and liabilities of ACT Smartware GmbH as of the acquisition date will be recorded at their estimated fair value. A preliminary allocation of the purchase price is as follows:

Cash and cash equivalents	$8,129
Accounts receivable	57,031
Prepaids	16,186
Intangible assets	53,422
Equipment	12,983
Goodwill	2,061,120
Total assets acquired	2,208,871

Accounts payable	122,964
Deferred revenue	1,676
Total liabilities acquired	124,640
Net assets acquired	$2,084,231

NOTE 6–INTANGIBLE ASSETS

Goodwill

During the six months ended June 30, 2012, our goodwill impairment test indicated write-downs would be required for our two latest acquisitions. Goodwill impairment is calculated as the difference between the fair value of the assets and liabilities of the reporting unit, including the carrying value of its goodwill, to the reporting unit’s fair value, measured by an income approach utilizing projected discounted cash flows.

We acquired MPC for its high-end media and animation capabilities.  We also plan to secure digital rights to animated versions of the world-renowned athletes and stars with which MPC has relationships.  However, a key criterion of the impairment test is historic operating performance.  MPC, as a recent start-up, had limited operating history at the time of acquisition.  As such, according to GAAP, we are required to record a goodwill impairment charge of $2,145,000.

ACT Smartware GmbH is a European company with a stable profitable history in the software and mobile apps sector.  In addition, their talented principals bring a high-level of innovation and talent to Bitzio.  However, despite the international expansion, added talent, stable earnings history, and early mobile app portfolio, we applied a conservative approach of the goodwill impairment test focused on historic operating performance.   Accordingly, we recorded a goodwill impairment charge of $1,836,508 against the purchased goodwill of $2,061,120.

During the year ended December 31, 2011, our goodwill impairment test indicated that future revenues from the acquisition of Bitzio, LLC would not support the carrying value of the associated goodwill.  We acquired Bitzio, LLC for its 4,000 mobile app roadmap which the Company plans to use in the future and for its key personnel.  However, a key criterion of the impairment test is historic operating performance.  Bitzio, LLC, as a recent start-up, had limited operating history at the time of acquisition.  As such, according to GAAP, we are required to record a goodwill impairment charge of $2,350,000.

Intangible Assets

In November 2011, we completed the purchase allocation related to the acquisition of Thinking Drone, Inc., which included a $611,461 adjustment to the fair value of acquired mobile applications and goodwill of $638,539.  The net carrying value of goodwill at December 31, 2011 and 2010 was $627,134 and $-0-, respectively.

 BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

NOTE 6–INTANGIBLE ASSETS (CONTINUED)

Intangible assets include assets capitalized as a result of our acquisitions and represent the valuation of the mobile application portfolio and customer list acquired based on net cash flows from the portfolio.  The components of intangible assets were as follows:

	June 30,	December 31,
	2012	2011

Mobile App Portfolio (useful life – 3 years)	$611,461	$611,461
Customer List (useful life – 3 years)	1,381,545	-
Software Development Costs (useful life – 3 years)	54,119	-
Less: Accumulated Amortization	(361,407)	(29,037)

Intangible Assets, net	$1,685,718	$582,424

Amortization of intangible assetsis computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets.  Amortizationexpense was $332,166 and $nil for the six months ended June 30, 2012 and 2011, respectively.

NOTE 7– RELATED PARTY TRANSACTIONS

Related party receivables

At June 30, 2012, the Company had an outstanding receivable balance of $144,305 (December 31, 2011 - $228,980) from related parties.

Related party payables

During the six months ended June 30, 2012 the Company repaid $75,000 of related party notes payable, leaving an ending balance in related party payables of $351,870.

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

	June 30,	December 31,
	2012	2011

Note payable to related parties, bearing interest at 5.25%, secured by the common stock of the Company, due on October 31, 2012	351,870	426,870

Total	$351,870	$426,870

 BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

NOTE 8– CONVERTIBLE NOTES PAYABLE

On November 24, 2011, the Company completed a non-brokered private placement unit offering that raised $180,000 in gross proceeds, $50,000 of which was received from related parties.  Each $1,000 unit consisted of one 8.5% unsecured convertible note and 2,000 shares of the Company’s common stock.  The notes have a 12-month term and are convertible into common shares of the Company at a price of $0.10 per share at any time prior to the maturity date, which is November 23, 2012.  The notes require interest only payments on a quarterly basis.  On June 30, 2012, $100,000 of the convertible notes was converted into 1,000,000 common shares of the Company.

The convertible notes contain provisions that will allow the Company to force conversion, if the lowest daily closing bid price of the Company’s Common Shares for each of the sixty-five (65) trading days immediately preceding the redemption notice is not less than $1.50 per such Common Share; or the Company completes one or more offerings of its Common Shares or securities convertible into Common Shares at a price or conversion price, as the case may be, of not less than $1.50 per such Common Share and the gross proceeds from such offering(s) total not less than $5,000,000.  At December 31, 2011, the lenders had advanced $180,000 under this financing agreement, $50,000 of which was received from related parties.

The intrinsic value of the beneficial conversion feature and the debt discount associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded for the convertible notes and on the equity equaled $125,874 and $54,126, respectively.  As of June 30, 2012, the Company has amortized $47,890 of the total outstanding debt discount leaving an unamortized debt discount of $32,110.

On December 8, 2011, the Company executed a convertible promissory note in the amount of $52,500.  The note bears interest at a rate of 8.0% per annum and has a maturity date of September 12, 2012.  Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22 percent.  The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note.  The conversion price under the note is 59 percent multiplied by the market price (representing a 41 percent discount rate).  In June 2012, the note principal was fully repaid.  One half was paid in cash along with accrued interest of $1,007 and a prepayment premium of $13,125.  The other half of the note principal was repaid through the issuance of 171,750 shares of common stock of the Company.

The components of convertible notes payable are summarized in the table below:

	June 30,	December 31,
	2012	2011

Notes payable to a unrelated parties, bearing interest at 8.5%, unsecured, convertible into shares of common stock, due on November 23, 2012	$80,000	$130,000
Note payable to a related party, bearing interest at 8.5%, unsecured, convertible into shares of common stock, due on November 23, 2012	-	50,000
Note payable to an unrelated party, bearing interest at 8%, secured by the common stock of the Company, convertible into shares of common stock, due on September 12, 2012	-	52,500
Unamortized beneficial conversion feature on issuance of convertible debt	(32,110)	(161,755)

Total	$47,890	$70,745

NOTE 9 – PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as series A convertible redeemable preferred stock with a par value of $0.001.  As of June 30, 2012 and December 31, 2011, there were 5,343,120 and -0- shares of series A convertible redeemable preferred stock issued and outstanding, respectively.  The shares have the following provisions:

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

Conversion

Each share of series A convertible redeemable preferred stock is convertible, at the option of the holder, at any time within four years of issue, and upon payment of $0.40 per share, into two fully paid and non-assessable shares of the Company’s common.

 BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

NOTE 9 – PREFERRED STOCK (CONTINUED)

Redemption

At any time after four years of issuance, the Company may redeem, at the discretion of the Board of Directors, any or all of the series A convertible redeemable preferred stock for the per share price of the stock ($0.0025 per share).

Preferred Stock Activity for the Six Month Period Ended June 30, 2012

On January 2, 2012, the Company issued 2,043,120 Series A Convertible Redeemable Preferred Stock at purchase price of $0.0025 per share for $5,108.

On June 4, 2012, the Company issued 3,300,000 Series A Convertible Redeemable Preferred Stock as consideration for the purchase of all of the outstanding shares of ACT Smartware GmbH (see Note 5).

NOTE 10– COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 62,084,821 and 50,018,625 shares were issued outstanding as of June 30, 2012 and December 31, 2011.  The activity surrounding the issuances of the Common Stock is as follows:

Six Months Ended June 30, 2012

During the six months ended June 30, 2012, the Company issued 1,171,750 shares of common stock at $0.13 per share upon the conversion of $152,500 of outstanding convertible debentures.  The Company issued 1,800,000 shares of common stock and warrants for net cash proceeds of $450,000 at $0.25 per share. The Company has allocated $180,550 of the total $450,000 net cash proceeds to the value of the warrants.  The Company issued 82,500 shares of common stock for services rendered to the Company valued at $33,000, based on the market price of the stock on the date of issuance.  The Company issued 744,000 shares of common stock and warrants to satisfy stock subscriptions obligations outstanding at December 31, 2011.

During the six months ended June 30, 2012, the Company issued 1,767,946shares of common stock issued in advance of services.  The value of $541,643wasbased on the market price on the date of issuance.  The value of these shares has been capitalized and will be recognized in expenses over the life of the agreements under which they were issued.  The Company also received $123,000 in cash for stock subscriptions payable.

On May 23, 2012, the Company agreed to issue 6,500,000 shares of common stock as consideration for the purchase of 100 percent of the outstanding shares of Motion Pixel Corporation Holdings (see Note 5).

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

 BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

NOTE 10 – COMMON STOCK (CONTINUED)

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

NOTE 11– STOCK OPTIONS AND WARRANTS

The following table summarizes all stock optionand warrant activity for the six months ended June 30, 2012:

	Shares	Weighted-average exercise Price Per Share

Outstanding, December 31, 2011	19,648,462	$0.34
Granted	4,544,000	0.42
Exercised	-	-
Forfeited	(6,553,846)	0.33
Expired	-	-

Outstanding, June 30, 2012	17,638,616	$0.36

Exercisable at June 30, 2012	17,638,616	$0.36

The following table disclosesinformation regarding outstanding and exercisable options and warrants at June 30, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted- Average Exercise Price	Remaining Weighted- Average Contractual Term (Years)	Number of Option Shares	Weighted-average Exercise Price

$0.20 – $0.25	2,000,000	$0.20	4.4	2,000,000	$0.20
$0.26 – $0.30	1,000,000	0.28	4.5	1,000,000	0.28
$0.31 – $0.35	2,024,616	0.33	4.5	2,024,616	0.33
$0.36 – $0.40	10,814,000	0.38	4.2	10,814,000	0.38
$0.41– $0.50	1,800,000	0.50	4.8	1,800,000	0.50
	17,638,616	$0.36	4.3	17,638,616	$0.36

 BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
June 30, 2012 (Unaudited)

NOTE 11 – STOCK OPTIONS AND WARRANTS (CONTINUED)

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

Stock-based compensation expense associated with stock options issued during the six months ended June 30, 2012, and 2011 was $893,928 and $-0-, respectively.

NOTE 12 – SUBSEQUENT EVENTS

During the subsequent period, the Company issued 2,730,000 options to purchase common stock at an exercise price of $0.25 per share to certain management and staff of Motion Pixel Corporation Holdings.  The Company also agreed to issue 930,000 shares of common stock in advance of services.

During the subsequent period, the Company executed a convertible note payable in the amount of $73,500.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no other material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Although the forward-looking statements reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Summary Overview

Bitzio, Inc. ("Bitzio" or the "Company") is a leading mobile media and app development company focused on connecting fans of large entertainment and sports properties with the players, celebrities and teams they love. What makes Bitzio really different is our approach. Most app companies build first and hope the audience will come. Bitzio licenses media rights of sports and entertainment properties that already have millions of existing fans.  We then leverage these rights to create mobile apps and web experiences for these existing fan bases.

The mobile applications market is growing rapidly - experts predict 100% annual growth driving revenue from $10.2 billion in 2010 to $100 billion in 2015.Bitzio is uniquely positioned to address this growth market by offering superior quality apps for existing communities of fans.  By leveraging media rights to deliver relevant experiences we allow fans to deepen their engagement with their favorite clubs and star players.  We allow fans to get in the game with the stars they love, while we collect powerful analytical information for targeted cross selling, which is extremely attractive to advertisers and sponsors.

We believe that the combination of those tangible assets, our approach and our experienced management team increases our likelihood of execution and we aim to be responsible for the download of 1 billion apps by 2014.

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

On May 23, 2012, Bitzio, Inc. and Motion Pixel Corporation Holdings entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 6,500,000 shares of the Company's common stock valued at $2,145,000.

On June 4, 2012, Bitzio, Inc. and ACT Smartware GmbH entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company valued at $2,084,231.

Going Concern

As a result of our financial condition, our auditors have indicated in a footnote to our financial statements of June 30, 2012 describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. There is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Six months ended June 30, 2012and 2011

Results of Operations

Introduction
Our revenues for the six months ended June 30, 2012 were $999,315, compared to zero for the six months ended June 30, 2011. We had very little operations in the first nine months of fiscal 2011, and thus comparisons between 2012 and 2011 are dramatic.  In the three months ended December 31, 2011, our revenues were $579,386.

Revenues and Net Operating Income (Loss)
Our revenues, operating expenses, and net loss for the six months ended June 30, 2012 and 2011 were as follows:

	Six months ended June 30, 2012	Six months ended June 30, 2011	Increase / (Decrease)

Revenue	$999,315	$-	$	N/A
Operating expenses:
Professional fees	2,637,351	19,128		13,688%
Executive compensation	127,500	-		N/A
General and administrative	768,270	23,206		3,211%
Impairment expense	3,981,508	-		N/A
Total operating expenses	7,514,629	42,334		8,246%

Loss from operations	(6,515,314)	(42,334)		5,885%
Other expense	(157,854)	(246)		64,068%
Taxes	-	-		N/A

Net loss	$(6,673,168)	$(42,580)		15,572%

Revenues

For the six months ended June 30, 2012, we had revenues of $999,315, compared to zero for the six months ended June 30, 2011. The increase in revenues is a result of the five completed corporate acquisitions starting in July 2011.Our revenues are segmented into developer tools revenue of $634,108 and mobile apps and other revenue of $365,207.

Operating Expenses

Our operating expenses consisted of professional fees of $2,637,351, executive compensation of $127,500, and general and administrative expenses of $768,270.  At the end of June 2012, certain executives agreed to waive $540,000 of earned and unpaid compensation for the six months ended June 30, 2012.  In addition, certain executives agreed to forfeit 6,553,846 stock options that were previously charged to operations at a valuation of $2,576,727.

In order to manage our cash flow, the Company uses its common stock as consideration in certain transactions.  Professional fees include $893,928 of non-cash stock option compensation. In order to attract and retain highly skilled staff for a start-up company in the highly competitive mobile applications industry, we offered stock optionsat a level necessary to ensure that key skilled resources were retained to meet early development milestones. As we achieve milestones and profitability, it is expected that use of equity incentives will decrease significantly.  Certain professional fees totaling $374,143 were paid through the issuance of common stock of the Company.

Impairment of Goodwill

During the six months ended June 30, 2012, our goodwill impairment test indicated write-downs would be required for our two latest acquisitions.   Goodwill impairment is calculated as the difference between the fair value of the assets and liabilities of the reporting unit, including the carrying value of its goodwill, to the reporting unit’s fair value, measured by an income approach utilizing projected discounted cash flows.

We acquired MPC for its high-end media and animation capabilities.  We also plan to secure digital rights to animated versions of the world-renowned athletes and stars with which MPC has relationships.  However, a key criterion of the impairment test is historic operating performance. MPC, as a recent start-up, had limited operating history at the time of acquisition. As such, according to GAAP, we are required to record a goodwill impairment charge of $2,145,000.

ACT Smartware is a European company with a stable profitable history in the software and mobile apps sector.  In addition, their talented principals bring a high-level of innovation and talent to Bitzio.  However, despite the international expansion, added talent, stable earnings history, and early mobile app portfolio, we applied a conservative approach of the goodwill impairment test focused on historic operating performance.  Accordingly, we recorded a goodwill impairment charge of $1,836,508 against the purchased goodwill of $2,061,120.

Loss from Operations

Our loss from operations was $6,515,314 for the six months ended June 30, 2012, compared to a loss from operations of $42,334 for the six months ended June 30, 2011.

Other Expense

We had other expense of $157,854 for the six months ended June 30, 2012, consisting of interest expense, compared to $246 for the six months ended June 30, 2011.

Net Loss

Our net loss for the six months ended June 30, 2012 was $6,673,168, compared to a net loss of $42,580 for the six months ended June 30, 2011. The increase in net loss was primarily a function of 2012 non-cash charges for goodwill impairment of $3,981,508, stock option compensation expense of $893,928, depreciation and amortization expense of $332,918, convertible debenture accounting charges of $149,917 and professional fees paid with stock of $361,286. Excluding these significant non-cash items, our net loss for the six months ended June 30, 2012 was $953,611.

Subsequent events

During the subsequent period, the Company issued 2,730,000 options to purchase common stock at an exercise price of $0.25 per share to certain management and staff of MPC.  The Company also agreed to issue 930,000 shares of common stock in advance of services.

During the subsequent period, the Company executed a convertible note payable in the amount of $73,500.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no other material subsequent events to report.

Non-GAAP Financial Measures

We monitor our performance as a business using adjusted EBITDA, a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss)before interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, stock-based service payments, restructuring expenses and asset impairments, interest income and other income (expense), net. Adjusted EBITDA is not a measure of liquidity calculated in accordance with U.S. GAAP, and should be viewed as a supplement to, not a substitute for, our results of operations presented on the basis of U.S.GAAP. Adjusted EBITDA do not purport to represent cash flow provided by, or used in, operating activities as defined by U. S. GAAP. Our statement of cash flows presents our cash flow activity in accordance with U.S. GAAP. Furthermore, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

A reconciliation of Adjusted EBITDA to net income (loss) from continuing operations for the six months ending June 30, 2012 follows:

Net loss	$(6,673,168)
Impairment of goodwill	3,981,508
Stock-based compensation expense	893,928
Stock-based service payment	361,286
Interest and other income (expense), net	157,854
Depreciation and amortization	332,918

Adjusted EBITDA	$(945,674)

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

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Our principal source of liquidity as of June 30, 2012 consisted of cash of $55,637. We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2012 and December 31, 2011, respectively, are as follows:

	June 30, 2012	December 31, 2011	Change

Cash	$55,637	$181,725	$(126,088)
Total Current Assets	947,681	1,553,595	(605,914)
Total Assets	3,480,048	2,763,153	716,895
Total Current Liabilities	1,796,327	829,024	967,303
Total Liabilities	1,796,327	829,024	967,303

Our cash decreased from $181,725 as of December 31, 2011 to $55,637 as of June 30, 2012 as a result of our operating loss.  Total current assets decreased as prepaid acquisition costs at December 31, 2011 were re-classified to intangible assets upon the successful completion of the acquisition of DigiSpace Solutions, LLC on January 10, 2012.  The DigiSpace acquisition also increased our liabilities as we assumed up to $575,000 of DigiSpace’s outstanding liabilities.  Certain members of management have deferred a portion of their fees resulting in an increase to liabilities of $235,000.

Cash Requirements

We had cash available as of June 30, 2012 of $55,637. Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $165,000, we will need to continue to raise money from the sales of our securities to fund operations.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was $596,381 for the six months ended June 30, 2012, compared to $40,337 for the six months ended June 30, 2011. The increase is a result of operations from our four acquisitions.

For the six months ended June 30, 2012, our net cash used in operating activities consisted of our net loss of $6,673,168, offset primarily by goodwill impairment of $3,981,508, stock options issued for services of $893,928, depreciation and amortization expense of $332,918, convertible debenture accounting charges of $149,917, and common shares issued for services of $361,286.

Investments

Our net cash provided by investing activities was $20,959 for the six months ended June 30, 2012, compared to $nil for the six months ended June 30, 2011. The increase is a result of the acquisitions of DigiSpace Solutions, LLC and ACT Smartware GmbH.

Financing

Our net cash provided by financing activities was $449,334 for the six months ended June 30, 2012, compared to $25,000 for the six months ended June 30, 2011.

For the six months ended June 30, 2012, our net cash provided by financing activities consisted primarily of proceeds from the sale of common stock of $450,000, proceeds from stock subscription payable of $123,000 and the proceeds from the sale of preferred stock of $5,108, offset in part by repayments on notes payable to related parties of $75,000 and repayment of other debt of $53,774.

Contractual obligations and other commitments

We have no commitments under operating leases or rental agreements.

Off-balance sheet arrangements

As of June 30, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired.  We test goodwill for impairment in each quarter of the year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable.  In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit against its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit.  If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference.  The gross amount of goodwill at June 30, 2012 was $7,106,355 (December 31, 2011 - $2,977,934) with accumulated impairment of $6,332,308 (December 31, 2011 - $2,350,800).  The net amount of goodwill at June 30, 2012 was $774,047 (December 31, 2011 - $627,134).

During the six months ended June 30, 2012, we recorded an impairment charge totaling $3,981,508 related to purchased goodwill whose carrying amount exceeded its implied fair value (December 31, 2011 - $2,350,800).

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

Stock-based compensation

We measure and recognize stock-based compensation expense using a fair value-based method for all share-based awards made to employees and non-employee directors, including grants of stock options and other stock-based awards. The application of this standard requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions such as stock price volatility and expected option lives to value equity-based compensation. We recognize stock compensation expense using a straight-line method over the vesting period of the individual grants.

Recent accounting pronouncements

The Company has evaluated recent pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below with respect to our internal control over financial reporting.

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

Internal Control Over Financial Reporting

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

There are presently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject and no such proceedings are known to the Company to be threatened or contemplated against it.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 26, 2012, the Company issued an aggregate of 1,200,000 shares of common stock and warrants to purchase 1,200,000 shares of common stock at an exercise price of $0.50 per share to two accredited investors for aggregate gross proceeds of $300,000.  The warrants are exercisable for a period of one (1) year from the date of issuance. The shares of common stock and warrants were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in that the Company did not engage in any general solicitation or advertisement in connection with the offering of the securities.

On April 26, 2012, the Company issued an aggregate of 600,000 shares of common stock and warrants to purchase 600,000 shares of common stock at an exercise price of $0.40 per share to one accredited investor for aggregate gross proceeds of $150,000.  The warrants are exercisable for a period of one (1) year from the date of issuance. The shares of common stock and warrants were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act in that the Company did not engage in any general solicitation or advertisement in connection with the offering of the securities.

On June 18, 2012 and June 22, 2012, the Company issued an aggregate of 71,685 and 100,065 shares of common stock, respectively, to Asher Enterprises, Inc. (the "Holder") in connection with the conversion of outstanding principal and interest due under the terms and conditions of a convertible promissory note issued to the Holder on December 8, 2011 (the "Note").  Using the closing market price on the issue dates, the common shares had a value of $46,522. The shares of common stock issued upon the conversion of the Note were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act in that the Company did not engage in any general solicitation or advertisement in connection with the offering of the securities.

The Company, entered into a consulting agreement, dated April 9, 2012 (the "Consulting Agreement"), with Andre Peschong (the "Consultant") pursuant to which the Consultant agreed to provide certain management and business development services (the "Services") to the Company for an initial period of 12 months, which period shall continue until terminated by either party upon thirty (30) days prior written notice to the other party, with or without cause.  As compensation for providing the services, the Company agreed to issue (1) 250,000 shares of the Company's common stock within seven (7) business days of the effective date of the Consulting Agreement; (2) 400,000 shares of common stock on July 10, 2012 and (3) agreed to pay the Consultant $16,500 per month, which is accruing as of the effective date of the Consulting Agreement and is payable at such time as the Company has raised a minimum of $500,000 in new capital from third party sources. As of the date of this filing, only 250,000 shares have been issued in connection with the terms of the Consulting Agreement. The shares of common stock issued pursuant to the terms of the Consulting Agreement were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act in that the Company did not engage in any general solicitation or advertisement in connection with the offering of the securities.

In connection with the terms and conditions of a professional services agreement, effective as of April 16, 2012 (the "Services Agreement"), by and between the Company and ChangeWave, Inc. ("ChangeWave"), pursuant to which ChangeWave agreed to provide certain equities research reports and other outreach media services (the "Research Services").  As compensation for the Research Services, the Company agreed to issue an aggregate of 1,200,000 shares of common stock as follows: (1) 200,000 shares of common stock were issued upon signing the Services Agreement and (2) 250,000 shares upon completion of each 90 day investor marketing campaign. As of the date of this filing, 200,000 shares of common stock have been issued in connection with the terms of the Services Agreement. The shares of common stock issued pursuant to the terms of the Services Agreement were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act in that the Company did not engage in any general solicitation or advertisement in connection with the offering of the securities.

On June 18, 2012, the Company issued an aggregate of 500,000 shares to our legal counsel for $150,000 as consideration for legal services rendered. The shares of common stock issued pursuant to the terms of the Consulting Agreement were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act in that the Company did not engage in any general solicitation or advertisement in connection with the offering of the securities.

On May 23, 2012, the Company and its subsidiary, Bitzio Studios, Inc. (the Subsidiary) entered into a Share Purchase Agreement (the Share Purchase Agreement) with Manny Bains, Tejinder Gill and Brendan Shaw (collectively, the Holders), the owners of all of the issued and outstanding shares of Motion Pixel Corporation Holdings, a corporation incorporated under the laws of Costa Rica (MPCH). Pursuant to the Share Purchase Agreement, the Subsidiary purchased all of the outstanding shares of MPCH from the Holders in exchange for 6,500,000 shares of the Company's common stock (the Acquisition). On May 23, 2012, the Subsidiary and MPCH entered into a one-year Consulting Agreement (the MPCH Consulting Agreement) with Latin America Futbol Corp., a corporation incorporated under the laws of Florida (LAFC). Pursuant to the MPCH Consulting Agreement, LAFC will receive (i) $100,000 over the one-year term of the Consulting Agreement, (ii) cash from revenue sharing based on revenues generated by MPCH ("Revenue Sharing") and (iii) shares of the Company's common stock for LAFC expenses that exceed cash from the Revenue Sharing. The shares of the Company's common stock shall be based on the average closing price of the Company's common stock, provided that the price shall not be less than $0.25 per share and not more than $.50 per share. LAFC may also receive up to 3,000,000 in additional shares of common stock for achieving certain milestones. The foregoing description of the Share Purchase Agreement and MPCH Consulting Agreement are qualified in their entirety by the reference to the full text of the agreements, which are attached hereto as exhibits. The securities have not been registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or a valid exemption from registration.

On June 4, 2012, the Company entered into a Share Sale and Purchase Agreement (the "ACT Purchase Agreement") with Bermet GMBH ("Bermet") and Innoflow GMBH ("Innoflow") pursuant to which the Company acquired all of the issued and outstanding capital shares of ACT Smartware GMBH ("Act Smartware") owned by Bermet and Innoflow in exchange for an aggregate of 3,300,000 Series A Convertible Redeemable Preferred Shares of the Company. The foregoing description of the ACT Purchase Agreement is qualified in its entirety by the reference to the full text of the agreement, which is attached hereto as an exhibit. The Series A Convertible Preferred Shares have been issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act in that the Company did not engage in any general solicitation or advertisement in connection with the offering of the securities not.  The preferred shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or a valid exemption from registration.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosure.

Not applicable.

Item 5.  Other Information.

The information set forth above in Item 3.02 with respect to the acquisition of the Act Smartware securities pursuant to the terms of the ACT Purchase Agreement is incorporated herein by this reference.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on December 19, 2005).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed on May 23, 2012).
3.3	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on December 19, 2005).
10.1	Form of Share Purchase Agreement with Manny Bains, Tejinder Gill and Brendan Shaw (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 31, 2012.)
10.2
Consulting Agreement with Latin American Futbol Corp., a corporation incorporated under the laws of Florida (incorporated by reference from Exhibit 10.2 to the registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012).

10.3	Share Sale and Share Purchase Agreement, dated June 4, 2012 by and among the Company, Innoflow GMBH and Bermet GMBH.
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
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

BITZIO, INC.

Dated: August 14, 2012	By:	/s/ William Schonbrun
William Schonbrun
Chief Executive Officer

	By:	/s/ Robert W. Garnett
Robert W. Garnett
Chief Financial Officer