Form 10-Q/A
period 2012-06-30
Bitzio, Inc.
filed 2012-09-10
CIK 1347078

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the quarterly report on Form 10-Q of Bitzio, Inc. (the “Company”) for the quarterly period ended June 30, 2012, as originally filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Form 10-Q”), is solely to furnish Exhibit 101 to the Original Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 consists of the following materials from the Company’s Original Form 10-Q formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document**
101.SCH	XBRL Extension Schema Document**
101.CAL	XBRL Extension Calculation Linkbase Document**
101.DEF	XBRL Extension Definition Linkbase Document**
101.LAB	XBRL Extension Labels Linkbase Document**
101.PRE	XBRL Extension Presentation Linkbase Document**

This Amendment No. 1 does not reflect events occurring after August 14, 2012 and does not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in the Company’s Original Form 10-Q.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 to the Company’s Form 10-Q under Item 6 of Part II.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

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

BITZIO, INC.

Dated: September 10, 2012	By:	/s/ William Schonbrun
William Schonbrun
Chief Executive Officer

	By:	/s/ Robert W. Garnett
Robert W. Garnett
Chief Financial Officer