Form 10-Q
period 2012-09-30
Bitzio, Inc.
filed 2012-11-19
CIK 1347078

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ________

Commission file number 000-51688

BITZIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 66,538,869 shares of common stock, par value $0.001 per share, outstanding as of  November 14, 2012.

BITZIO, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements.

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

The results for the period ended September 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2012.

BITZIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$199,759	$181,725
Accounts receivable, net	138,397	92,232
Prepaid expenses and other current assets	138,677	337,508
Due from related parties	-	228,980
Prepaid acquisition costs	-	713,150

Total current assets	476,833	1,553,595

OTHER ASSETS
Property and equipment, net	63,693	-
Intangible assets, net	614,050	582,424
Goodwill	774,047	627,134

Total other assets	1,451,790	1,209,558

TOTAL ASSETS	$1,928,623	$2,763,153

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$432,953	$253,976
Deferred revenue	-	77,433
Notes payable, related parties	351,870	426,870
Convertible notes, net of discount	137,399	65,677
Convertible notes, related parties, net of discount	19,726	5,068
Derivative liability	137,267	-
Derivative liability, related party	139,193

TOTAL CURRENT LIABILITIES	1,219,408	829,024

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 25,000,000 shares
authorized; 5,343,120 and -0- shares issued
and outstanding, respectively	5,343	-
Common stock, $0.001 par value; 250,000,000 shares
authorized; 66,538,869 and 50,018,625 shares issued
and outstanding, respectively	66,539	50,019
Stock subscriptions payable	-	186,000
Additional paid-in capital	19,521,586	11,800,050
Accumulated other comprehensive income	(1,998)	-
Accumulated deficit	(18,882,255)	(10,101,940)

Total stockholders’ equity	709,215	1,934,129

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,928,623	$2,763,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES	$154,384	$3,104	$519,591	$3,104

OPERATING EXPENSES
Professional fees	1,296,105	43,294	3,329,505	62,422
Executive compensation	-	1,141,576	127,500	1,141,576
General and administrative	120,593	4,568,268	418,151	4,591,474
Impairment of goodwill	-	2,350,800	3,981,508	2,350,800
Total Operating Expenses	1,416,698	8,103,938	7,856,664	8,146,272

LOSS FROM OPERATIONS	(1,262,314)	(8,100,834)	(7,337,073)	(8,143,168)

OTHER EXPENSES
Financing costs and debt discount amortization	(320,983)	(500)	(478,837)	(746)
Gain on derivative liability	185,118	-	185,118	-

Total Other Expenses, net	(135,865)	(500)	(293,719)	(746)

LOSS BEFORE INCOME TAXES	(1,398,179)	(8,101,334)	(7,630,792)	(8,143,914)
PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(1,398,179)	$(8,101,334)	$(7,630,792)	$(8,143,914)
Loss from discontinued operations	(150,681)	-	(591,236)	-
Loss on disposal of subsidiary	(558,287)	-	(558,287)	-

Loss from Discontinued Operations, net of income taxes	(708,968)	-	(1,149,523)	-

NET LOSS	$(2,107,147)	$(8,101,334)	$(8,780,315)	$(8,143,914)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.02)	$(0.22)	$(0.13)	$(0.24)

BASIC AND DILUTED LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	$(0.01)	$-	$(0.02)	$-

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	62,441,151	37,557,473	57,152,841	34,566,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,780,315)	$(8,143,914)
Adjustments to reconcile net loss to net cash used by
operating activities:
Services contributed by officers and shareholders	-	1,500
Depreciation and amortization	163,363	510
Amortization of debt discounts on convertible notes	437,344	-
Gain on derivative liability revaluation	(185,118)	-
Common stock issued for prepayment of debenture	20,272	-
Common shares issued for services	1,442,768	195,228
Impairment of goodwill	3,981,508	2,350,800
Stock options issued for services	925,685	5,298,046
Loss on disposal of subsidiary	558,287	-
Changes in operating assets and liabilities:
Accounts receivable	10,866	-
Prepaid expenses	12,296	(9,392)
Due from related parties	-	60,889
Accounts payable and accrued expenses	(5,663)	35,400
Deferred revenue	(77,433)	-
Net Cash Used in Continuing Operating Activities	(1,496,140)	(210,933)
Net Cash Provided by Discontinued Operating Activities	461,746	-
Net Cash Used in Operating Activities	(1,034,394)	(210,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of subsidiary	8,129	-
Purchase of equipment	(1,041)	-
Net Cash Provided by Continuing Investing Activities	7,088	-
Net Cash Provided by Discontinued Investing Activities	-	-
Net Cash Provided by Investing Activities	7,088	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advance (Repayments) on notes payable - related parties	(75,000)	199,677
Repayments on notes payable	-	(2,250)
Repayments on convertible debenture	(26,250)	-
Proceeds from sale of common stock and warrants	450,000	-
Proceeds from sale of preferred stock	5,108	-
Proceeds from issuance of convertible notes	694,922	-
Net Cash Provided by Continuing Financing Activities	1,048,780	197,427
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	1,048,780	197,427

EFFECTS OF EXCHANGE RATES ON CASH	(3,440)	-

NET INCREASE (DECREASE) IN CASH	18,034	(13,506)

CASH AT BEGINNING OF YEAR	181,725	18,068

CASH AT END OF YEAR	$199,759	$4,562
	-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$25,243	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Notes payable and warrants issued for acquisition of subsidiary	$713,150	$-
Common stock issued for acquisition of subsidiary	$2,145,000	$-
Preferred stock issued for acquisition of subsidiary	$2,084,231	$-
Issuance of common stock on debenture conversion	$146,522	$-
Common stock issued for stock subscriptions payable	$186,000	$-
Common stock issued for intangible assets	$130,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 1 – ORGANIZATION

Bitzio, Inc. was originally formed as Rocky Mountain Fudge Company, Inc. (“the Company,” “we”) on January 4, 1990 as a Utah corporation.  On July 28, 1998, the Company converted from a Utah corporation to a Nevada corporation.  Effective June 10, 2011, the Company changed its name from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc.  Pursuant to this transaction, shares of the Company’s common stock are now trading under the Company’s new trading symbol, BTZO.  Bitzio, Inc. is focused on smartphone applications.  Bitzio licenses media rights of sports and entertainment properties to create mobile apps and web experiences for fans of these properties.

On July 27, 2011, Bitzio, Inc. and Bitzio, LLC. entered into share exchange agreement wherein Bitzio, Inc. issued 5,000,000 shares of the Company's common stock in exchange for 100% of the members' equity of Bitzio, LLC.  Through this transaction Bitzio, LLC became a wholly owned subsidiary of Bitzio, Inc.

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

On August 31, 2012, Bitzio, Inc. entered into a sale agreement wherein Bitzio, Inc. disposed of the assets and liabilities related to its information productions division.  The accounting loss on disposal was $558,287 (see Note 6).

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

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

Revenue Recognition

We derive our revenues from the sale of software and mobile applications through various platforms.  We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery of the product or provision of the service has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

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

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the consolidated balance sheets. Accounts receivable consist of revenue earned and currently due from customers.  We evaluate the collectability of accounts receivable based on a combination of factors.  We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions.

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired.  We test goodwill for impairment in each quarter of the year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable.  In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit against its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit.  If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference.  The gross amount of goodwill at September 30, 2012 was $7,106,355 (December 31, 2011 - $2,977,934) with accumulated impairment of $6,332,308 (December 31, 2011 - $2,350,800).  The net amount of goodwill at September 30, 2012 was $774,047 (December 31, 2011 - $627,134).

During the nine months ended September 30, 2012, we recorded an impairment charge totaling $3,981,508 related to purchased goodwill whose carrying amount exceeded its implied fair value (December 31, 2011 - $2,350,800).

Software Development Costs

We capitalize costs incurred during the application development stage relating to the development of our mobile applications. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. We capitalized $54,491 and $-0- in software development costs for the nine month period ended September 30, 2012 and for the year ended December 31, 2011, respectively. Once placed into service, we anticipate amortizing these costs over a period of three years. Prior to 2011, costs incurred during the application development stage were not material and were expensed as incurred.

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

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period.  Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive.  Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.  There were 1,479,938 such potentially dilutive shares excluded as of September 30, 2012.

Fair Value of Financial Instruments

As of September 30, 2012 and December 31, 2011, cash and cash equivalents were comprised of cash in bank accounts and money market funds totaling $199,759 and $181,725, respectively.  In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.

At September 30, 2012, two customers comprised more than 83 percent of accounts receivable.  At December 31, 2011, one customer comprised 85 percent of accounts receivable.

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

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 5 – ACQUISITION OF SUBSIDIARIES (CONTINUED)

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

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 6 – DISPOSAL OF DIVISION

On August 31, 2012, Bitzio Inc. disposed of the assets and liabilities related to its information productions division.

Cash and cash equivalents	$2,460
Customer List, net book value	1,074,537
Due from related party	148,304
Total assets disposed	1,225,301

Accounts payable	552,371
Notes payable	114,643
Total liabilities disposed	667,014
Net loss on disposal of division	$558,287

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 7 –INTANGIBLE ASSETS

Goodwill

During the nine months ended September 30, 2012, our goodwill impairment test indicated write-downs would be required for our two latest acquisitions.   Goodwill impairment is calculated as the difference between the fair value of the assets and liabilities of the reporting unit, including the carrying value of its goodwill, to the reporting unit’s fair value, measured by an income approach utilizing projected discounted cash flows.

MPC was a recently incorporated company formed by executives with a variety of experience in the entertainment and technology industries.  We acquired MPC for its high-end media and animation capabilities.  We also plan to secure digital rights to animated versions of the world-renowned athletes and stars with which MPC has relationships.  However, a key criterion of the impairment test is historic operating performance.  MPC, the legal entity, had limited operating history at the time of acquisition.  As such, according to GAAP, we are required to record a goodwill impairment charge of $2,145,000.

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

Intangible assets include assets capitalized as a result of our acquisitions and the cost to acquire licenses for the media rights of sports and entertainment properties to create mobile apps.  The components of intangible assets were as follows:

	September 30,	December 31,
	2012	2011
Mobile App Portfolio (useful life – 3 years)	$611,461	$611,461
Software Development Costs (useful life – 3 years)	54,491	-
License rights (useful life – 3 years)	130,000	-
Less: Accumulated Depreciation	(181,902)	(29,037)

Intangible Assets, net	$614,050	$582,424

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets.  Amortization expense was $152,865 and $nil for the nine months ended September 30, 2012 and 2011, respectively.

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party receivables

At September 30, 2012, the Company had an outstanding receivable balance of $nil (December 31, 2011 - $228,980) from related parties.

Related party payables

During the nine months ended September 30, 2012 the Company repaid $75,000 of related party notes payable, leaving an ending balance in related party payables of $351,870.

During the fiscal year ended December 31, 2011 the Company borrowed $27,000 in cash from related parties, and $5,000 in operating expenses were paid on behalf of the Company by a related party.  The Company also executed $500,000 in additional notes payable to finance the business acquisitions.  The Company also repaid $105,380 of notes payable and transferred $142 to accrued liabilities leaving $426,870 in related party payables and accrued interest of $3,740 at December 31, 2011.  The components of related party payables are summarized in the table below:

	Sept. 30,	December 31,
	2012	2011
Note payable to related parties, bearing interest at 5.25%, secured by the common stock of the Company, due on October 31, 2012	351,870	426,870

Total	$351,870	$426,870

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

The intrinsic value of the beneficial conversion feature and the debt discount associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470.  The total initial beneficial conversion feature recorded for the convertible notes and on the equity equaled $125,874 and $54,126, respectively.  As of September 30, 2012, the Company has amortized $84,771 of the total outstanding debt discount leaving an unamortized debt discount of $11,982.

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On June 27, 2012, the Company executed a convertible promissory note in the amount of $73,500.  The note bears interest at a rate of 8.0% per annum and has a maturity date of March 29, 2013.  Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22 percent.  The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note.  The conversion price under the note is 59 percent multiplied by the market price that is the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. The total initial beneficial conversion feature recorded was $44,909. As of September 30, 2012, the Company has amortized $5,088 of the total outstanding debt discount leaving an unamortized debt discount of $39,821.

On September 6, 2012, for aggregate gross proceeds of $598,000, the Company issued secured convertible promissory notes (the “Convertible Notes”) and warrants to purchase common stock of the Company.  $300,000 of the gross proceeds was received from a related party.  The Convertible Notes accrue bear interest at a rate of 10% per annum and have a maturity date of September 6, 2013.  The conversion price is $0.15 per share.  In the event the Company sells shares of common stock at a price per share that is less than the conversion price then in effect (the "New Issue Price"), excluding issuances under a board approved equity incentive plan or for bona fide services to officers and directors, immediately following such issuance, the conversion price then in effect shall be reduced to a price that is equal to the New Issue Price.  The Convertible Notes are secured by a first priority interest in all of the Company's right, title, interest, claims and demands in and to certain property, including all accounts, chattel paper, deposit accounts and cash, documents, equipment, general intangibles, goods, instruments, intellectual property, inventory, investment property, letter-of-credit rights and proceeds from or related to each of the foregoing in accordance with the terms and conditions of a Security Agreement dated as of September 6, 2012.  The Warrants are exercisable by the holder at any time prior to two years from the date of issuance at an exercise price of $0.30 per share.  The Company has issued Warrants to purchase an aggregate of 7,979,333 shares of common stock of the Company in connection with the Convertible Notes. The Company determined the notes qualified for derivative liability treatment under ASC 814-40. The Company recorded an initial derivative liability of $462,557 and a debt discount of $598,000 on the origination date of the note. As of September 30, 2012, the Company has amortized $39,322 of the total outstanding debt discount leaving an unamortized debt discount of $558,678.

On September 7, 2012, as consideration for amounts owed of $23,422, the Company issued an unsecured convertible promissory note bearing interest at a rate of 10% per annum and having a maturity date of September 7, 2013.  The conversion price is equal to seventy five percent (75%) of the closing bid price for the Common Stock on the trading day immediately preceding the conversion.  The total initial beneficial conversion feature recorded was $7,807.  As of September 30, 2012, the Company has amortized $492 of the total outstanding debt discount leaving an unamortized debt discount of $7,315.

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 9 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The components of convertible notes payable are summarized in the table below:

	Sept. 30,	December 31,
	2012	2011
Notes payable to a unrelated parties, bearing interest at 8.5%, unsecured, convertible into shares of common stock, due on November 23, 2012	$80,000	$130,000
Note payable to a related party, bearing interest at 8.5%, unsecured, convertible into shares of common stock, due on November 23, 2012	-	50,000
Note payable to an unrelated party, bearing interest at 10%, secured, convertible into shares of common stock, due on September 6, 2013	298,000	-
Note payable to a related party, bearing interest at 10%, secured, convertible into shares of common stock, due on September 6, 2013	300,000	-
Note payable to an unrelated party, bearing interest at 8.5%, secured by the common stock of the Company, convertible into shares of common stock, due on March 29, 2013	73,500	-
Note payable to an unrelated party, bearing interest at 10%, unsecured, convertible into shares of common stock, due on September 7, 2013	23,422	-
Note payable to an unrelated party, bearing interest at 8%, secured by the common stock of the Company, convertible into shares of common stock, due on September 12, 2012	-	52,500
Unamortized beneficial conversion feature on issuance of convertible debt	(617,797)	(161,755)

Total	$157,125	$70,745

NOTE 10 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC Topic No. 815-40 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. These debts are convertible at the holder’s option at 59% of the average of the lowest three trading prices during the 10 days prior to conversion according to different note agreemnts. The number of shares issuable upon conversion of these debts are limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares.

The exercise price of these warrants are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 10 – DERIVATIVE LIABILITY (CONTINUED)

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debts.  At September 30, 2012, the Company revalued the conversion features using the following assumptions: stock price of $0.15, exercise price of $0.07, dividend yield of zero, years to maturity of 0.93 years, risk free rate of 0.17 percent, and annualized volatility of 162 percent and determined that, during the nine months ended September 30, 2012, the Company’s derivative liability decreased by $185,118 to $277,460. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

NOTE 11 – PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as series A convertible redeemable preferred stock with a par value of $0.001.  As of September 30, 2012 and December 31, 2011, there were 5,343,120 and -0- shares of series A convertible redeemable preferred stock issued and outstanding, respectively.  The shares have the following provisions:

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

Preferred Stock Activity for the Nine Month Period Ended September 30, 2012

On January 2, 2012, the Company issued 2,043,120 Series A Convertible Redeemable Preferred Stock at purchase price of $0.0025 per share for $5,108.

On June 4, 2012, the Company issued 3,300,000 Series A Convertible Redeemable Preferred Stock as consideration for the purchase of all of the outstanding shares of ACT Smartware GmbH (see Note 5).

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 12 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 66,538,869 and 50,018,625 shares were issued outstanding as of September 30, 2012 and December 31, 2011.  The activity surrounding the issuances of the Common Stock is as follows:

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, the Company issued 1,171,750 shares of common stock at $0.13 per share upon the conversion of $152,500 of outstanding convertible debentures.  The Company issued 1,800,000 shares of common stock and warrants for net cash proceeds of $450,000 at $0.25 per share. The Company has allocated $180,550 of the total $450,000 net cash proceeds to the value of the warrants.  The Company issued 3,606,048 shares of common stock for services rendered to the Company valued at $748,814, based on the market price of the stock on the date of issuance.  The Company issued 744,000 shares of common stock and warrants to satisfy stock subscriptions obligations outstanding at December 31, 2011.

During the nine months ended September 30, 2012, the Company issued 1,698,446 shares of common stock issued in advance of services.  The value of $491,233 was based on the market price on the date of issuance.  The value of these shares has been capitalized and will be recognized in expenses over the life of the agreements under which they were issued.

On May 23, 2012, the Company agreed to issue 6,500,000 shares of common stock as consideration for the purchase of 100 percent of the outstanding shares of Motion Pixel Corporation Holdings (see Note 5).

On September 6, 2012, the Company agreed to issue 1,000,000 shares of common stock as performance consideration for the mobile app licensing rights from the NFLPA.

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

BITZIO, INC.
 Notes to Condensed Consolidated Financial Statements
September 30, 2012 (Unaudited)

NOTE 13 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the nine months ended September 30, 2012:

	Shares	Weighted average exercise Price Per Share
Outstanding, December 31, 2011	19,648,462	$0.34
Granted	15,247,333	0.33
Exercised	-	-
Forfeited	(7,053,846)	0.33
Expired	-	-

Outstanding, September 30, 2012	27,841,949	$0.33

Exercisable at September 30, 2012	25,111,949	$0.34

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted- Average Exercise Price	Remaining Weighted- Average Contractual Term (Years)	Number of Option Shares	Weighted-average Exercise Price
$0.20 – $0.25	4,730,000	$0.23	4.3	2,000,000	$0.20
$0.26 – $0.30	8,473,333	0.30	2.1	8,473,333	0.30
$0.31 – $0.35	2,024,616	0.33	4.2	2,024,616	0.33
$0.36 – $0.40	10,814,000	0.38	3.7	10,814,000	0.38
$0.41 – $0.50	1,800,000	0.50	0.6	1,800,000	0.50
	27,81,949	$0.33	3.1	25,111,949	$0.36

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

September 30, 2011
Expected term of options granted	5 years
Expected volatility range	211 – 229%
Range of risk-free interest rates	0.81 – 1.80%
Expected dividend yield	0%

Stock-based compensation expense associated with stock options issued during the nine months ended September 30, 2012, and 2011 was $925,685 and $5,298,046, respectively.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no other material subsequent events to report.

NOTE 14 – SUBSEQUENT EVENTS

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

The mobile applications market is growing rapidly - experts predict 100% annual growth driving revenue from $10.2 billion in 2010 to $100 billion in 2015. Bitzio is uniquely positioned to address this growth market by offering superior quality apps for existing communities of fans.  By leveraging media rights to deliver relevant experiences we allow fans to deepen their engagement with their favorite clubs and star players.  We allow fans to get in the game with the stars they love, while we collect powerful analytical information for targeted cross selling, which is extremely attractive to advertisers and sponsors.

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

On May 23, 2012, the Company and Motion Pixel Corporation Holdings entered into a share purchase agreement pursuant to which the Company acquired all of the issued and outstanding member’s equity in exchange for 6,500,000 shares of the Company's common stock valued at $2,145,000.

On June 4, 2012, the Company and ACT Smartware GmbH entered into a share purchase agreement pursuant to which the Company Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company valued at $2,084,231.

On August 31, 2012, Bitzio, Inc. entered into a sale agreement wherein Bitzio, Inc. disposed of the assets and liabilities related to its information productions division.  The accounting loss on disposal was $558,287 (see Note 6).

Recent Events

Compromise and Settlement Agreement

On August 15, 2012, the Company entered into a Compromise and Settlement Agreement and General Release (the "Settlement Agreement"), by and among the Company, Amish Shah ("Shah") and Dvaraka Marketing, LLC, a California limited liability company ("Dvaraka", and together with Shah, the "Shah Parties") pursuant to which the Company and the Shah Parties agreed to settle all past, present and future claims against each other related to certain disputes (the "Disputes") which had arisen in connection with the terms, conditions, and performance of that certain Consulting Agreement, dated December 1, 2011, by and between Dvaraka and the Company (the "Consulting Agreement") and the acquisition (the "Digispace Acquisition") of all of the issued and outstanding equity interests of Digispace Solutions, LLC ("Digispace") by the Company.  As set forth in the Settlement Agreement, the Company and the Shah Parties agreed to release and discharge each other from all claims, actions, suits, obligations, indemnitees and liabilities of any kind or nature, except with respect to the representations, warranties and obligations under the Settlement Agreement (the "Release").

In addition to the Release, the Company and the Shah Parties also agreed to (1) terminate the Consulting Agreement; (2) terminate that certain Option Agreement, dated September 30, 2011, by and between the Company and Shah, executed in connection with the Digispace Acquisition pursuant to which Shah was granted an option to purchase 500,000 shares of common stock of the Company; (3) consummate the transactions contemplated by that certain (i) Agreement, dated August 31, 2012, by and among the Company and the Shah Parties (the "Shah Agreement"); (ii) Asset Purchase Agreement, dated August 31, 2012, between the Company and Dvaraka (the "TAC Purchase Agreement"), pursuant to which the Company agreed to sell and Dvaraka agreed to acquire certain assets of the Company related to the  informational product identified as "The App Code" and a platform that allows users to create mobile applications (the "TAC Business"); and (iii) Asset Purchase Agreement, dated August 31, 2012, among Digital Solutions, Inc., a California corporation ("Digital Solutions"), the Company and Dvaraka (the "Digital Solutions Purchase Agreement") pursuant to which the Company agreed to sell and  Dvaraka agreed to acquire all of the Company's right, title and interest in certain assets, including but not limited to, the intellectual property rights, trade names, marks, domain names, websites and related goodwill owned and used by the Company in connection with the operation of Digispace (the "Digispace Business"), and assume certain liabilities of the Company.  The Shah Agreement, TAC Purchase Agreement and Digital Solutions Purchase Agreement are each specifically described below.  Pursuant to the terms of the Settlement Agreement, Shah resigned as an officer and director of the Company and any subsidiary of the Company.

Shah Agreement

In connection with the terms and conditions of the Shah Agreement, (1) Shah (or a designee) acquired certain assets and liabilities of the Company associated with the Digispace Business, pursuant to the terms and conditions of the Digital Solutions Purchase Agreement; (2) Shah (or a designee) acquired certain assets related to the TAC Business pursuant to the terms and conditions of the TAC Purchase Agreement; (3) the Company and the Shah Parties waived any legal actions each may have against the other in connection with representations as to the liabilities of the Company under the purchase agreement related to the Digispace Acquisition and the Option Agreement; (4) the Company granted Shah a perpetual, non-resellable, non-transferrable, non-sublicensable, royalty free-license to use the Company's Apwall and Adwall; and (5) the Consulting Agreement was terminated.

TAC Purchase Agreement

In consideration for the consummation of the transactions set forth in the Shah Agreement and the Settlement Agreement, and pursuant to the terms and conditions of the TAC Purchase Agreement, Dvaraka acquired all of the Company's right, title and interest in the intellectual property rights, trade names, marks, domain names, websites and related goodwill owned and used by the Company in connection with the TAC Business (the "TAC Business Assets").  The TAC Business Assets were acquired free and clear of all liabilities and any collections, payments or reimbursements received by Dvaraka after the closing of the sale of the TAC Business Assets in connection with sales or orders placed prior to the closing of the transactions set forth in the TAC Purchase Agreement and related to the TAC Business are required to be delivered to the Company, promptly following receipt by Dvaraka. Any collections, payments or reimbursements received by Dvaraka after the closing of the sale of the TAC Business Assets in connection with sales or orders placed following the closing of the sale of the TAC Business Assets and related to the TAC Business shall be retained by Dvaraka.

Digital Solutions Purchase Agreement

As additional consideration for the consummation of the transactions set forth in the Shah Agreement and the Settlement Agreement and pursuant to the terms and conditions of the Digital Solutions Purchase Agreement, Dvaraka acquired the Company's right, title and interest in certain  intellectual property rights, trade names, marks, domain names, websites and related goodwill owned and used by the Company and certain existing contracts and relationships of the Company with vendors, dealers, buyers and customers in connection with the Digispace Business and assumed certain specified liabilities related to the Digispace Business.

Going Concern

As a result of our financial condition, our auditors have indicated in a footnote to our financial statements of September 30, 2012 describing the uncertainty as to our ability to continue as a going concern.  In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues.  If we are not able to do this we may not be able to continue as an operating company.  At our current revenue and burn rate, our cash on hand will last approximately seven months.  However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Nine months ended September 30, 2012 and 2011

Results of Continuing Operations

Introduction

Our revenues from continuing operations for the nine months ended September 30, 2012 were $519,591, compared to 3,104 for the nine months ended September 30, 2011.  We had very little operations in the first nine months of fiscal 2011, and thus comparisons between 2012 and 2011 are dramatic.  In the three months ended December 31, 2011, our revenues were $154,579.

Revenues and Net Operating Income (Loss)

Our revenues, operating expenses, and net loss from continuing operations for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine months ended	Nine months ended
	September 30,	September 30,	Increase /
	2012	2011	(Decrease)

Revenue	$519,591	$3,104	$16,639%

Operating expenses:
Professional fees	3,329,505	62,422	5,234%
Executive compensation	127,500	1,141,576	(89)%
General and administrative	418,151	4,591,474	(91)%
Impairment of goodwill	(3,981,508)	(2,350,800)	69%

Total operating expenses	7,856,664	8,146,272	(33)%

Loss from continuing operations	(7,337,073)	(8,143,168)	(42)%
Other expense	(293,719)	(746)	39,273%
Taxes	-	-	N/A

Net loss from continuing operations	(7,630,792)	(8,143,914)	(6)%
Loss on disposal of subsidiary	(558,287)	-	N/A
Discontinued operations	(591,236)	-	N/A

Net loss	$(8,780,315)	$(8,143,914)	8%

Revenues

For the nine months ended September 30, 2012, we had revenues of $519,591 from continuing operations, compared to $3,104 for the nine months ended September 30, 2011.  The increase in revenues is a result of the four completed corporate acquisitions starting in July 2011.  Our revenues are derived from the sale of software and mobile applications.

Operating Expenses

Our operating expenses from continuing operations consisted of professional fees of $3,329,505, executive compensation of $127,500, and general and administrative expenses of $418,151.  At the end of June 2012, certain executives agreed to waive $540,000 of earned and unpaid compensation for the nine months ended September 30, 2012.  In addition, certain executives agreed to forfeit 6,553,846 stock options that were previously charged to operations at a valuation of $2,576,727.

In order to manage our cashflow, the Company uses its common stock as consideration in certain transactions.  Professional fees include $925,685 (2011 - $5,298,046) of non-cash stock option compensation.  In order to attract and retain highly skilled staff for a start-up company in the highly competitive mobile applications industry, we offered stock options at a level necessary to ensure that key skilled resources were retained to meet early development milestones.  As we achieve milestones and profitability, it is expected that use of equity incentives will decrease significantly.  Certain professional fees totaling $1,442,768 were paid through the issuance of common stock of the Company.

Impairment of Goodwill

During the nine months ended September 30, 2012, our goodwill impairment test indicated write-downs would be required for our two latest acquisitions.   Goodwill impairment is calculated as the difference between the fair value of the assets and liabilities of the reporting unit, including the carrying value of its goodwill, to the reporting unit’s fair value, measured by an income approach utilizing projected discounted cash flows.

MPC was a recently incorporated company formed by executives with a variety of experience in the entertainment and technology industries.  We acquired MPC for its high-end media and animation capabilities.  We also plan to secure digital rights to animated versions of the world-renowned athletes and stars with which MPC has relationships.  However, a key criterion of the impairment test is historic operating performance.  MPC, the legal entity, had limited operating history at the time of acquisition.  As such, according to GAAP, we are required to record a goodwill impairment charge of $2,145,000.

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

During the nine months ended September, 2011, our goodwill impairment test indicated that future revenues from the acquisition of Bitzio, LLC would not support the carrying value of the associated goodwill.  We acquired Bitzio, LLC for its 4,000 mobile app roadmap that the Company plans to use in the future and for its key personnel.  However, a key criterion of the impairment test is historic operating performance.  Bitzio, LLC, as a recent start-up, had limited operating history at the time of acquisition.  As such, according to GAAP, the Company was required to record a goodwill impairment charge of $2,350,800.

Loss from Operations

Our loss from continuing operations was $7,630,792 for the nine months ended September 30, 2012, compared to a loss from operations of $8,143,168 for the nine months ended September 30, 2011.

Other Expense

We had interest expense, debt discount amortization and other financing costs of $478,837 for the nine months ended September 30, 2012, compared to $746 for the nine months ended September 30, 2011. Offsetting the financing costs was a gain on derivative liability revaluation of $185,118.

On August 31, 2012, we disposed of the net assets of the information productions divisions resulting in an accounting loss of $558,287.  For the eight months ending August 31, 2012, the division incurred a $591,236 loss.

Net Loss

Our net loss for the nine months ended September 30, 2012 was $8,780,315, compared to a net loss of $8,143,914 for the nine months ended September 30, 2011.  The net loss in both periods included several significant unusual and non-cash charges for goodwill impairment, stock option compensation expense of, depreciation, convertible debenture accounting charges, discontinued operations, and professional fees paid with stock.  Excluding these unusual and non-cash items, our net loss for the nine months ended September 30, 2012 was $823,749 as compare to a net loss of $298,584.

Subsequent events

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no other material subsequent events to report.

Non-GAAP Financial Measures

We monitor our performance as a business using adjusted EBITDA, a non-GAAP financial measure.  We define Adjusted EBITDA as net income (loss) before financing costs, provision for income taxes, depreciation and amortization, stock-based compensation expense, stock-based service payments, restructuring expenses and asset impairments. Adjusted EBITDA is not a measure of liquidity calculated in accordance with U.S. GAAP, and should be viewed as a supplement to, not a substitute for, our results of operations presented on the basis of U.S. GAAP.  Adjusted EBITDA do not purport to represent cash flow provided by, or used in, operating activities as defined by U. S. GAAP.  Our statement of cash flows presents our cash flow activity in accordance with U.S. GAAP.  Furthermore, Adjusted EBITDA is not necessarily comparable to similarly titled measures reported by other companies.

A reconciliation of Adjusted EBITDA to net income (loss) from continuing operations for the nine months ended September 30, 2012 follows:

	Nine months ended	Nine months ended
	Sept. 30, 2012	Sept. 30, 2011

Net loss	$(8,780,315)	$(8,143,914)
Impairment of goodwill	3,981,508	2,350,800
Stock-based compensation expense	925,685	5,298,046
Stock-based service payment	1,442,768	195,228
Financing costs and debt discount amortization, net	293,719	746
Depreciation and amortization	163,363	510
Loss on disposal of division	558,287	-
Discontinued operations loss	591,236	-

Adjusted EBITDA	$(823,749)	$(298,584)

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

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service.  Our principal source of liquidity as of September 30, 2012 consisted of cash of $199,759.  We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2012 and December 31, 2011, respectively, are as follows:

	September 30,	December 31,
	2012	2011	Change

Cash	$199,759	$181,725	$18,034
Total Current Assets	476,833	1,553,595	(1,076,762)
Total Assets	1,928,623	2,763,153	(834,530)
Total Current Liabilities	1,219,408	829,024	390,384
Total Liabilities	1,219,408	829,024	390,384

Our cash increased from $181,725 as of December 31, 2011 to $199,759 as of September 30, 2012 as a result of our financing activities.  Total current assets decreased as prepaid acquisition costs at December 31, 2011 were re-classified to intangible assets upon the successful completion of the acquisition of Digispace Solutions, LLC on January 10, 2012.  Our liabilities have increased as we successfully issued $694,922 of convertible notes.

Cash Requirements

We had cash available as of September 30, 2012 of $199,759.  Based on our current revenues, cash on hand, and our current net monthly burn rate of around $94,000, we will need to continue to raise money from the sales of our securities to fund operations.

Sources and Uses of Cash

Operations

Our net cash used in operating activities was $1,034,394 for the nine months ended September 30, 2012, compared to $210,933 for the nine months ended September 30, 2011.  The increased use is a result of the activities to develop our mobile applications and obtain media license rights.

For the nine months ended September 30, 2012, our net cash used in operating activities consisted of our net loss of $8,780,315, offset primarily by goodwill impairment of $3,981,508, stock options issued for services of $925,685, depreciation of $163,363, net convertible debenture accounting charges of $252,226, accounting loss on division disposal of $558,287 and common shares issued for services of $1,442,768.

Investments

Our net cash provided by investing activities was $7,088 for the nine months ended September 30, 2012, compared to $nil for the nine months ended September 30, 2011.

Financing

Our net cash provided by financing activities was $1,048,780 for the nine months ended September 30, 2012, compared to $197,427 for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, our net cash provided by financing activities consisted primarily of proceeds from the sale of common stock of $450,000, the issuance of convertible notes of $694,922 and the proceeds from the sale of preferred stock of $5,108, offset in part by repayments on notes payable to related parties of $75,000 and repayment of other debt of $26,250.

Contractual obligations and other commitments

We have no commitments under operating leases or rental agreements.

Off-balance sheet arrangements

As of September 30, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

Revenue Recognition

We derive our revenues from the sale of software and mobile applications through various platforms.  We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery of the product or provision of the service has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired.  We test goodwill for impairment in each quarter of the year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable.  In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit against its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit.  If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference.  The gross amount of goodwill at September 30, 2012 was $7,106,355 (December 31, 2011 - $2,977,934) with accumulated impairment of $6,332,308 (December 31, 2011 - $2,350,800).  The net amount of goodwill at September 30, 2012 was $774,047 (December 31, 2011 - $627,134).

During the nine months ended September 30, 2012, we recorded an impairment charge totaling $3,981,508 related to purchased goodwill whose carrying amount exceeded its implied fair value (December 31, 2011 - $2,350,800).

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

Item 4.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below with respect to our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Convertible Promissory Note

On June 27, 2012, the Company issued a convertible promissory note in the principal amount of $73,500 to Asher Enterprises, Inc. The note bears interest at a rate of 8.0% per annum and has a maturity date of March 29, 2013. Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22%. The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note. The conversion price under the note is 59% multiplied by the market price which is the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest trading day prior to the conversion date. The description of the convertible promissory note described herein is intended to be a summary only and is qualified in its entirety by the terms and conditions of the convertible promissory note in the name of Asher Enterprises, Inc. attached hereto as Exhibit 4.1. The note was issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") in that the Company did not engage in any general solicitation or advertisement in connection with the offering of the securities.

Convertible Note Financing

On September 12, 2012 (the "Closing Date"), for aggregate gross proceeds of $598,000 (which amounts were advanced to the Company on various dates beginning on May 31, 2012 through the Closing Date) and  pursuant to the terms of a Note Purchase Agreement (the "Note Purchase Agreement"), the Company issued and sold  to seven accredited investors (1) secured convertible promissory notes (the "Convertible Notes") in an aggregate principal amount of $598,000 and (2) warrants to purchase the number of shares of common stock equal to two times the number of shares of common stock of the Company issuable upon the conversion of the Convertible Notes (the "Warrants").  The Convertible Notes accrue interest at a rate of 10% per annum and are due and payable on the earlier of (a) one year from the date of issuance; (b) the occurrence of an event of default ("Event of Default") or (c) immediately prior to a Change of Control (as defined in the Convertible Note), in each case unless otherwise determined by the election of holders holding notes representing at least fifty-one percent (51%) of the outstanding aggregate outstanding principal amount due under the Convertible Notes ("Majority in Interest").

The Convertible Notes are convertible at the election of the holder into approximately 3,986,667 shares of common stock of the Company at a conversion rate of $0.15 per share (the "Conversion Price"). In the event the Company sells shares of common stock at a price per share that is less than the Conversion Price then in effect (the "New Issue Price"), excluding issuances under a board approved equity incentive plan or for bona fide services to officers and directors, immediately following such issuance, the Conversion Price then in effect shall be reduced to a price that is equal to the New Issue Price. The Convertible Notes are secured by a first priority interest in all of the Company's right, title, interest, claims and demands in and to certain property, including all accounts, chattel paper, deposit accounts and cash, documents, equipment, general intangibles, goods, instruments, intellectual property, inventory, investment property, letter-of-credit rights and proceeds from or related to each of the foregoing   (the "Collateral") in accordance with the terms and conditions of a Security Agreement dated as of September 6, 2012 (the "Security Agreement").

The Warrants are exercisable by the holder two years from the date of issuance at an exercise price of $0.30 per share.  The Company has issued Warrants to purchase an aggregate of approximately 7,973,334 shares of common stock of the Company in connection with the Convertible Notes.

No commissions have been paid by the Company in connection with the sale of the Convertible Notes and Warrants. The Convertible Notes and Warrants were issued in reliance on the exemption from registration provided by Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended, in that the Company did not engage in any general advertisement or general solicitation in connection with the offering of the Units.

The terms of the Convertible Note, Note Purchase Agreement, Warrant and Security Agreement described herein are intended to be a summary only and are qualified in their entirety by the terms and conditions of the form of Convertible Note, Note Purchase Agreement, Warrant and Security Agreement attached as exhibits to the Company's current report on Form 8-K filed on September 18, 2012 and incorporated herein by this reference.

Convertible Promissory Note

On September 7, 2012, the Company issued an unsecured convertible promissory note to The Lebrecht Group, APLC, as consideration for amounts owed of $23,422.  The note bears interest at a rate of 10% per annum and has a maturity date of September 7, 2013.  The conversion price is equal to seventy five percent (75%) of the closing bid price for the Company's common stock on the trading day immediately preceding the conversion.  The terms of the convertible promissory note issued to The Lebrecht Group, APLC described herein are intended to be a summary only and is qualified in its entirety by the terms of the of the convertible promissory note attached hereto as Exhibit 4.3.

Motion Pixel Corporation Holdings

The Company issued 2,730,000 options to purchase common stock at an exercise price of $0.25 per share to certain management and staff of Motion Pixel Corporation Holdings ("MPC").

The Company agreed to issue an aggregate of 2,326,996 shares of common stock to Latin America Futbol Corp. ("LAFC"), including (1) an aggregate of 1,326,996 shares of common stock in connection with accrued expenses having a value of $331,749 and an (2) an aggregate of 1,000,000 shares of common stock in connection with an advance  against the signing of a definitive license agreement with certain parties in accordance with the terms and conditions of a Consulting Agreement, dated May 23, 2012 LAFC (the "LAFC Consulting Agreement") by and between Bitzio Studios, Inc., a subsidiary of the Company and LAFC.  The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act in that the Company did not engage in any general solicitation or advertisement in connection with the offering of the securities.

Common Stock issued for Services Rendered

The Company agreed to issue approximately 938,108 shares of common stock, which number is subject to adjustment, to our legal counsel as consideration for legal services rendered valued at $140,716.  The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act in that the Company did not engage in any general solicitation or advertisement in connection with the offering of the securities.

During the third quarter ended September 30, 2012, the Company agreed to issue an aggregate of 1,088,944 shares of common stock in connection with certain consulting, advisory and management services provided with an aggregate value of $280,939. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act in that the Company did not engage in any general solicitation or advertisement in connection with the offering of the securities.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosure.

Not applicable.

Item 5.     Other Information.

The information set forth in Item 2 herein is incorporated herein by this reference.

Item 6.     Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on December 19, 2005).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K filed on May 23, 2012).
3.3	Bylaws (incorporated by reference from Exhibit 3.2 to the registrant’s Form 10-SB filed with the Securities and Exchange Commission on December 19, 2005).
4.1	Convertible Promissory Note, dated June 27, 2012 issued to Asher Enterprises, Inc.
4.2*	Form of Convertible Promissory Note issued to investors.
4.3	Convertible Promissory Note, dated September 7, 2012 issued to The Lebrecht Group, ALPC.
10.1*	Compromise and Settlement Agreement and General Release, dated August 15, 2012.
10.2*	Agreement, dated August 31, 2012.
10.3*	Asset Purchase Agreement, dated August 31, 2012, between the Company and Dvaraka Marketing, LLC.
10.4*	Asset Purchase Agreement, dated August 31, 2012, between the Company, Dvaraka Marketing, LLC and Digital Solutions, Inc.
10.5*	Note Purchase Agreement, dated September 6, 2012.
10.6*	Form of Warrant
10.7*	Security Agreement, dated September 6, 2012
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
*	Filed as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on September 18, 2012 and incorporated herein by this reference.

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

BITZIO, INC.

Dated: November 16, 2012	By:	/s/ Peter Henriccson
Peter Henricsson
Chief Executive Officer
Principal Executive Officer

	By:	/s/ Robert W. Garnett
Robert W. Garnett
Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer