Form 10-K
period 2012-12-31
Bitzio, Inc.
filed 2013-04-11
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates: $12,051,428, based on the closing sales price of our common stock on June 30, 2012 of $0.40 per share. The voting stock held by non-affiliates on that date consisted of 30,128,570 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 8, 2013, there were 80,018,621 shares of common stock, par value $0.001, issued and outstanding.

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

None.

BITZIO, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Corporate History

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

Our Business

We produce mobile apps and media content for fan based communities. Our goal is to sign licenses with high profile celebrities, teams and leagues. These celebrities can be athletes or entertainers, but they will have an established, significant number of fans. Based on these licenses we will create apps and content that will deepen the engagement between celebrities and fans. The apps are of various types, including games, informational and educational. They are based on the “freemium” model, where the app is free to download but users are charged for additional functionality, features or content.

Bitzio partners with its licensors and does not pay for the license, nor charge for the development of apps. The celebrity and Bitzio are sharing in the revenue stream from the apps, thus ensuring an alignment of interests and shared incentive to market the apps.

Our operations are predominantly based in the U.S., with international operations in Europe and Canada. Our apps have been downloaded approximately 45 million times.

Important developments during the year

On May 23, 2012, we entered into an agreement to acquire all of the shares of Motion Pixel Corporation, a Puerto Rico animation company (“Pixel”). We issued 6.5 million shares to the owners of Pixel and received ownership of the studio together with an agreement that Pixel’s previous owners would fund it for twelve months. Pixel was used to develop two apps and make marketing material to secure further licenses. At the end of the year, we determined that the ongoing costs of operating Pixel, once the full cost was borne by us, would be too high, and we made an agreement with the previous owners to sell Pixel back to them.

We acquired all the shares of ACT Smartware GmbH on June 4, 2012 (“ACT”). ACT is a developer of mobile apps. The acquisition was intended to obtain access to the team of developers in ACT. Subsequently, an agreement was reached with ACT to unwind the purchase agreement. ACT developers will join Bitzio as independent contractors.

On August 15, 2012, we entered into a Compromise and Settlement Agreement and General Release with regards to certain intellectual property rights, trade names, marks, domain names, websites and related goodwill and certain contracts and relationships with vendors, dealers, buyers and customers of Digispace Solutions, LLC (“Digispace”). It was determined that the training business done through the Digispace subsidiary was no longer in the best interest of Bitzio and Digispace was sold back to its original owners

On February 19, 2013, we entered into a Letter of Intent (“LOI”) with Grandstand Sports and Memorabilia, Inc. (“Grandstand”) to acquire the company. Founded in 1999, Grandstand is one of the largest providers of unique memorabilia in the sports and entertainment industry. Grandstand generated $11 million in revenues in 2012, with a large focus of its business on fundraising events and charity auctions.

On April 1, 2013, we terminated formal negotiations regarding our proposed acquisition of all outstanding capital stock of Grandstand. However, informal discussions may continue.

Our acquisition of Grandstand would create a multi-channel business singularly focused on sports and entertainment fans and their communities. Through merging Bitzio’s digital marketing expertise and fan reach with Grandstand’s history in sports and entertainment products, the new Bitzio will aim to be a leader in connecting fans to their favorite athletes, teams and celebrities across online and offline channels. The platform will bring together physical products, virtual goods, e-commerce, offline commerce, digital engagement and physical experiences all centered around one common thread: the fanatic.

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

According to IDC and Appcelerator, in 2010, Apple had 27.9% market share, RIM had 27.4%, Google had 22.7% and Windows had 14.0%. Developer preferences tell a different story. According to those same sources, 92% of developers prefer to build mobile apps for the Apple iPhone, 87% for both the Apple iPad and Google Android Phones with 74% preferring to build for Google Android Tablets. Despite the significant market share held by RIM, only 38% of developers prefer to build for their Blackberry phones and 28% for their tablet offering the Blackberry Playbook. 36% of developers preferred to build mobile applications for Windows phones.

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

We believe the right way to measure and approach this market opportunity is to look at one key metric – “reach.”  Reach measures the number of consumers a company can dialogue with, gather intelligence about and market to.  Four examples of companies in this space that we believe exemplify this principal are:

1.	Facebook: They have over 800 million users, a market capitalization of $62.01 billion dollars, and 2012 revenue of $5.1 billion dollars.

2.	Zynga: They have over 360 million users and 6 of the top 10 Facebook games, a market capitalization of $2.65 billion dollars, and a on 2012 revenue of $1.3 billion dollars.

3.
Rovio: The maker of the popular mobile game Angry Birds has over 150 million active users.  Rovio’s games have been downloaded over 400 million times and the company was recently offered $2.5 billion dollars in cash by Zynga and declined.

4.	LinkedIn: The popular social network for professionals have over 125 million users, a market capitalization of $19.1 billion dollars, and 2012 revenue of $0.97 billion dollars.

We believe the enterprise value and P/E of these businesses are measured largely in their ‘reach’ and active user bases and not solely against traditional metrics and fundamentals like revenue.

Demand for Mobile Apps

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

Recently, we made money via the 3 channels set forth below. However, with the sale of DigiSpace, our sources of revenue will no doubt change going forward.

1.Education Services: We used affiliate-marketing channels to fill the top of our marketing funnel with developers and consumers desiring to create mobile apps. We then used product launch methodologies and webinars / seminars to provide educational content to consumers and developers showing them how to build mobile apps, or how to build a mobile app business, often showing them by using our proprietary suite of developer tools. The average cost to participate in one of our educational programs has been $1,000 – $2,000, often with a monthly, recurring element. In addition, we have sold access to “mastermind” groups, giving direct access to other like developers, consumers and experts for advice and support at an average cost of $10,000 – 25,000. The vast majority of the content in these courses was delivered via internet download and webinars.

2.Developer Tools: We aggregated the best tools to help developers deploy and optimize their apps in the future and allowed consumers to become creators. With our educational series and these tools, our goal is to become the one-stop shop for developers to maximize their revenue – and use Bitzio as their strategic weapon. Depending on the tool, we charged an up-front fee, a recurring monthly fee for access and use, or both.

3.Apps: We continue to seek out the best app developers for acquisition. In addition, we continue to build out our own apps, using our tools, to both drive revenue and reach. We derived significant revenue from advertising within our apps and share similar revenue from developers who elected to use our optimization tools to drive advertising within their apps. To date, our applications have been downloaded over 40 million times.

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

We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Department of Labor, Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to establish regulations that may have an impact on our operations. In 2012, we did not incur any material costs in complying with such regulations.

Employees

As of the date of this Annual Report, we have eleven employees and/or contractors working for the Bitzio consolidated group, four of which are our officers and two of which are directors. None of our employees are represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

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

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. We were incorporated in 2005, but only acquired the first of our current operating subsidiaries in July 2011. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations.

To date we have relied on cash flow from operations, funding from our founders, waivers of significant amounts of compensation by our executive team, and debt financing to fund operations. We have extremely limited cash liquidity and capital resources. Our cash on hand as of December 31, 2012 was approximately $39,868, and our revenue for the year ended December 31, 2012 was $421,506. Based on our recurring expenses, estimated revenue from our product pipeline, and not including assumed liabilities from acquisitions and outstanding loans, our estimated monthly burn rate is approximately $25,000.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2012 and 2011 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company.

In recent years, we have recognized significant impairment losses related to our goodwill, intangible assets and property and equipment. Additional impairment losses may be recognized which would adversely affect our financial results.

We are required under GAAP to test goodwill for impairment and to assess our amortizable intangible assets, including capitalized software costs, and long-lived assets, as well as goodwill, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. In 2012, we incurred an impairment loss of $3.2 million. Factors that could lead to impairment include changes in business strategy, restructuring of the business in connection with acquisitions, actual performance of acquired businesses below our expectations and expiration of customer contracts. Unanticipated events or changes in circumstances could impact our ability to recover the carrying value of some or all of these assets. In addition, we expect to make additional acquisitions in the future that would increase the amount of such assets on our books that would be subject to potential future impairment. In the event any of our current or future assets became impaired, the associated impairment charge could adversely impact our results of operations.

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

Our success will depend, in part, on our ability to attract and retain key management, technical experts, and sales and marketing personnel. We attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. Our inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on our business, financial condition, results of operations and cash flows. The loss of key personnel could limit our ability to develop and market our products.

Because our officers and directors control a nearly one-third of our common stock, they have the ability to influence matters affecting our shareholders.

Our officers and directors beneficially own approximately 42% of our outstanding common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. See “Principal Shareholders.”

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

•
we could lose strategic relationships if our strategic partners are acquired by or enter into relationships with a competitor (which could cause us to lose access to distribution, content, technology and other resources);

•	we could lose customers if competitors or users of competing technologies consolidate with our current or potential customers; and

•	our current competitors could become stronger, or new competitors could form, from consolidations.

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

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property and technology, including both internally developed technology and technology licensed from third parties. To the extent we are able to do so, in order to protect our proprietary rights, we will rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions and licensing agreement. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	Our applications for trademarks and copyrights relating to our business may not be granted and, if granted, may be challenged or invalidated;

•	Issued trademarks and registered copyrights may not provide us with any competitive advantages;

•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;

•	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or

•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

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

We have the right to issue additional common stock and preferred stock without consent of our stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We have additional authorized, but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute our stockholders’ percentage ownership.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized issuance of up to 25,000,000 shares of preferred stock in the discretion of our Board. The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

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

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTC Bulletin Board under the symbol “BTZO.” Our stock has traded on the OTC Bulletin Board since June 2010. Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the fiscal years ended December 31, 2012 and 2011, as provided by the Nasdaq Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Bid Prices
December 31,	Period	High	Low

2011	First Quarter	$1.01	$0.00
	Second Quarter	$1.16	$0.00
	Third Quarter	$0.62	$0.00
	Fourth Quarter	$0.45	$0.02

2012	First Quarter	$0.44	$0.18
	Second Quarter	$0.51	$0.18
	Third Quarter	$0.28	$0.11
	Fourth Quarter	$0.34	$0.06

2013	First Quarter (through March 15, 2013)	$0.16	$0.05

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

Description of Securities

Our authorized capital stock consists of 250,000,000 shares of common stock, par value $0.001, and 25,000,000 shares of preferred stock, par value $0.001.  As of April 8, 2013, there are 80,018,621 shares of our common stock issued and outstanding, and 2,043,120 shares of our Series A Convertible Redeemable Preferred Stock issued and outstanding.

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

Preferred Stock.  We are authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as Series A convertible redeemable preferred stock with a par value of $0.001.  The rights, privileges, and preferences of our preferred stock can be set by our Board of Directors without further shareholder approval.  The availability or issuance of these shares could delay, defer, discourage or prevent a change in control.

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

Outstanding Options, Warrants, and Convertible Instruments

There are options and warrants outstanding to acquire an aggregate of 24,361,948 shares of our common stock at exercise prices ranging from $0.20 to $0.50 per share.  The weighted-average exercise price of all outstanding options and warrants is $0.34 per share.

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

Of the 80,018,621 shares of our common stock issued and outstanding as of April 8, 2013, 39,368,571 are restricted securities in accordance with Rule 144 of the Securities Act of 1934.  Of the 39,368,571 shares of restricted securities, 562,500 are eligible for resale pursuant to Rule 144 (not including shares held by affiliates).

Securities Authorized for Issuance Under Equity Compensation Plans

We do not currently have a stock option or grant plan.

 Holders

As of April 8, 2013, there were 80,018,621 shares of our common stock issued and outstanding and held by 73 holders of record.

Recent Sales of Unregistered Securities

2013

On March 18, 2013, we issued 177,500 shares of common stock to Source Capital Group, Inc. pursuant to a Convertible Promissory Note. The shares of common stock issued upon conversion of the Convertible Promissory Note were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On February 28, 2013, we issued 205,532 shares of common stock to Black Mountain Equities, Inc. in connection with the conversion of outstanding principal and interest due pursuant to the terms of a Convertible Promissory Note. The Convertible Promissory Note was issued on September 7, 2012 to The Lebrecht Group, APLC and assigned to Black Mountain Equities, Inc. on December 13, 2012. The Convertible Promissory Note was converted at a conversion price of $0.05 per share. The shares of common stock issued upon conversion of the Convertible Promissory Note were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 31, 2013, we issued 204,082 shares of common stock to ROAR, LLC pursuant to an Engagement Letter, dated July 25, 2012, as compensation for strategic management services rendered. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 31, 2013, we issued 3,507,200 shares of common stock to F.A. Ventures, Inc. in connection with the conversion of debt due pursuant to the terms of an Agreement to Convert Debt into Equity, dated January 31, 2013, as compensation for marketing and development services rendered. The debt was converted to equity at a conversion price $0.05 per share. The shares of common stock issued upon conversion were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 31, 2013 we issued 363,622 shares of common stock to Steve Moulton in connection with the conversion of debt due under the terms and conditions of an Agreement to Convert Debt into Equity, dated January 31, 2013. The debt was converted to equity at a conversion price of $0.05 per share. The shares of common stock issued upon conversion were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 30, 2013, we issued 561,200 shares of common stock to David Lewis. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 30, 2013, we issued 841,700 shares of common stock to Bruce Weatherell. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 30, 2013, we issued 26,934 shares of common stock to Source Capital. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 30, 2013, we issued 768,000 shares of common stock to David Lewis. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 30, 2013, we issued 1,152,999 shares of common stock to Bruce Weatherell. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 30, 2013, we issued 2,880,000 shares of common stock to Tezi Advisory. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 23, 2013, we issued 500,000 shares of common stock to Liolios Group. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 23, 2013, we issued 108,762 shares of common stock to Stefan Grauer. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 23, 2013, we issued 200,000 shares of common stock to Uptick Capital LLC pursuant to a Consulting Agreement, as compensation for services rendered. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

2012

On December 24, 2012, we issued 153,846 shares of common stock to ROAR, LLC pursuant to an Engagement Letter, dated July 25, 2012, as compensation for strategic management services rendered. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On December 12, 2012, we issued 1,000,000 shares of common stock to Motion Pixel Corporation Holdings, Inc. pursuant to a Consulting Agreement, dated May 23, 2012, in connection with the acquisition of a licensing agreement. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On December 10, 2012, we issued 695,701 shares of common stock to Richardson & Patel, LLP as compensation for legal services rendered. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 24, 2012, we issued 112,360 shares of common stock to ROAR, LLC pursuant to an Engagement Letter, dated July 25, 2012, as compensation for strategic management services rendered. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 23, 2012, we issued 300,000 shares of common stock, restricted in accordance with Rule 144, to shareholders upon conversion of outstanding promissory notes. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the individuals were either accredited or sophisticated and familiar with our operations, and there was no solicitation.

On November 23, 2012, we issued 300,000 shares to Merriman Capital, Inc. pursuant to an Engagement Letter, dated November 13, 2012, as compensation for capital markets advisory services rendered. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 8, 2012, we issued 1,000,000 shares to Michael Moon pursuant to the September 14, 2011 Agreement to Acquire Thinking Drone, Inc., dated November 8, 2012, as amended, in connection with such acquisition. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On November 8, 2012, we issued 1,000,000 shares to Quoc Bui pursuant to the September 14, 2011 Agreement to Acquire Thinking Drone, Inc., dated November 8, 2012, as amended, in connection with such acquisition. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On October 24, 2012, we issued 74,074 shares of common stock to ROAR, LLC pursuant to an Engagement Letter, dated July 25, 2012, as compensation for strategic management services rendered. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On October 22, 2012, we issued 50,000 shares of common stock to Avior Capital, LLC pursuant to an Engagement Letter, dated October 22, 2012, as compensation for placement agent services rendered. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On September 30, 2012, we issued 938,108 shares of common stock to Richardson & Patel, LLP. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On September 24, 2012, we issued 153,846 shares of common stock to ROAR, LLC. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On September 20, 2012, we issued 125,000 shares of common stock to Michael Moon. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On September 20, 2012, we issued 150,000 shares of common stock to Sean Kaye. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On September 1, 2012, we issued 300,000 shares of common stock to Team Innova. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 31, 2012, we issued 49,211 shares of common stock to Stefan Grauer. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 30, 2012, we issued 70,003 shares of common stock to Michael Lang. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On August 29, 2012, we issued 30,000 shares of common stock to Complete Advisory. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 25, 2012, we issued 87,000 shares of common stock to ROAR, LLC. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 22, 2012, we issued 100,065 shares of common stock to Asher Enterprises. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 18, 2012, we issued 71,685 shares of common stock to Asher Enterprises. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On June 4, 2012, we issued 500,000 shares of common stock to Richardson & Patel, LLP. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 23, 2012, we issued 1,000,000 shares of common stock to Motion Pixel Corporation Holdings, Inc.. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On May 23, 2012, we issued 6,500,000 shares of common stock to Motion Pixel Corporation Holdings, Inc. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On April 26, 2012, we issued 600,000 shares of common stock to Greg Blakney. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On April 26, 2012, we issued 800,000 shares of common stock to Peter Henricsson. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On April 26, 2012, we issued 400,000 shares of common stock to Axis Partners. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On April 9, 2012, we issued 250,000 shares of common stock to Andre Peschong. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 30, 2012, we issued 500,000 shares of common stock to Wayne Hicken. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On March 30, 2012, we issued 500,000 shares of common stock to Ron Moulton. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On February 29, 2012, we issued 108,696 shares of common stock to Wallace. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On February 3, 2012, we issued 744,000 shares of common stock to F.A. Ventures, Inc. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On February 1, 2012, we issued 566,250 shares of common stock to Marketingworks. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On February 1, 2012, we issued 373,500 shares of common stock to 100PCT. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On January 10, 2012, we issued 82,500 shares of common stock to Gordon Jones. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933

On April 16, 2012 and November 23, 2012, we issued 200,000 and 250,000 shares of common stock, respectively, to ChangeWave, Inc., dba NBT Communications, pursuant to a Professional Services Agreement, dated April 16, 2012, as compensation for research and marketing services rendered. The shares of common stock were issued in connection with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Summary Overview

Bitzio is a leading mobile media and app development company focused on connecting fans of large entertainment and sports properties with the players, celebrities and teams they love. What makes Bitzio really different is our approach. Most app companies build first and hope the audience will come. Bitzio licenses media rights of sports and entertainment properties that already have millions of existing fans. We then leverage these rights to create mobile apps and web experiences for these existing fan bases.

The mobile applications market is growing rapidly - experts predict 100% annual growth driving revenue from $10.2 billion in 2010 to $100 billion in 2015. Bitzio is uniquely positioned to address this growth market by offering superior quality apps for existing communities of fans. By leveraging media rights to deliver relevant experiences we allow fans to deepen their engagement with their favorite clubs and star players. We allow fans to get in the game with the stars they love – while we collect powerful analytical information for targeted cross selling, which is extremely attractive to advertisers and sponsors.

We believe that the combination of those tangible assets, our approach and our experienced management team increases our likelihood of execution.

Acquisitions

On July 27, 2011, we acquired Bitzio Corp., a developer of mobile applications for smartphones, which is now operated as Bitzio Mobile Apps, Inc. Bitzio Mobile Apps has developed over 140 mobile applications with over 650,000 downloads in total and is in the process of developing additional mobile applications.

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

On May 23, 2012, Bitzio, Inc. and Motion Pixel Corporation Holdings entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 6,500,000 shares of the Company's common stock.

On June 4, 2012, Bitzio, Inc. and ACT Smartware GmbH entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company. On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros (US$194,447).

On August 31, 2012, Bitzio, Inc. entered into a sale agreement wherein Bitzio, Inc. disposed of the assets and liabilities related to its information productions division. The accounting loss on disposal was $585,031.

Pursuant to a Termination Agreement executed on February 14, 2013, Bitzio agreed to return 100% ownership of Motion Pixel Corporation Holdings stock purchased on May 23, 2012. Other terms of the agreement include: neither party shall have any further obligations to the other; all stock options granted to all employees, consultants of Motion Pixel and the original vendor shall be deemed void; and in full settlement of any other claims, we agreed to allow the 6,500,000 shares of the company from the initial agreement to remain in possession of the holders subject to resale restrictions. As of December 31, 2012, the Company recorded a loss on disposal of assets of $24,730 and a gain on forgiveness of debt of $311,479 in connection with the termination agreement.

Going Concern

As a result of our financial condition, our auditors have indicated in a footnote to our financial statements of December 31, 2012 describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last approximately seven months. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Year ended December 31, 2012 and 2011

Results of Continuing Operations

Introduction

Our revenues from continuing operations for the year ended December 31, 2012 were $421,506, compared to $154,579 for the year ended December 31, 2011. We had very little operations in the first nine months of fiscal 2011, and thus comparisons between 2012 and 2011 are dramatic.

Revenues and Net Operating Income (Loss)

Our revenues, operating expenses, and net loss from continuing operations for the year ended December 31, 2012 and 2011 were as follows:

	Year ended	Year ended
	December 31,	December 31,	Increase /
	2012	2011	(Decrease)

Revenue	$421,506	$154,579	$173%

Operating expenses:
Professional fees	5,318,287	5,731,148	(12)%
Executive compensation	-	1,910,568	N/A
General and administrative	1,174,666	441,689	166%
Impairment of goodwill and assets	2,881,000	2,350,800	23%
Total operating expenses	9,373,953	10,433,405	(10)%

Loss from continuing operations	(8,952,447)	(10,278,826)	(13)%
Other expense	(25,167)	(25,815)	(2.5)%
Taxes	-	-	N/A

Net loss from continuing operations	(8,977,614)	(10,304,641)	(13)%
Loss on disposal of assets,net	(585,031)	424,807	(314)%
Discontinued operations	(611,047)	-	N/A

Net loss	$(10,173,692)	$(9,879,834)	3%

Revenues

For the year ended December 31, 2012, we had revenues of $421,506 from continuing operations, compared to $154,579 for the year ended December 31, 2011. The increase in revenues is a result of comparing a full year of sales versus a partial year of sales from the acquisition date.

Operating Expenses

Our operating expenses from continuing operations consisted of professional fees of $5,318,287, and general and administrative expenses of $1,174,666. At the end of June 2012, certain executives agreed to waive $540,000 of earned and unpaid compensation for the year ended December 31, 2012. In addition, certain executives agreed to forfeit 6,553,846 stock options that were previously charged to operations at a valuation of $2,576,727.

In order to manage our cash flow, the Company uses its common stock as consideration in certain transactions. Operating expenses include $1,239,169 (2011 - $5,298,046) of non-cash stock option compensation. In order to attract and retain highly skilled staff for a start-up company in the highly competitive mobile applications industry, we offered stock options at a level necessary to ensure that key skilled resources were retained to meet early development milestones. As we achieve milestones and profitability, it is expected that use of equity incentives will decrease significantly.

Impairment of Intangible Assets

During the years ended December 31, 2011 and 2012, our goodwill impairment test indicated write-downs would be required. Goodwill impairment is calculated as the difference between the fair value of the assets and liabilities of the reporting unit, including the carrying value of its goodwill, to the reporting unit’s fair value, measured by an income approach utilizing projected discounted cash flows.

MPC was a recently incorporated company formed by executives with a variety of experience in the entertainment and technology industries. We acquired MPC for its high-end media and animation capabilities. We also plan to secure digital rights to animated versions of the world-renowned athletes and stars with which MPC has relationships. However, a key criterion of the impairment test is historic operating performance. MPC, the legal entity, had limited operating history at the time of acquisition. As such, according to GAAP, we are required to record a goodwill impairment charge of $2,145,000. During the year ended December 31, 2012, the Company issued 2,000,000 shares of common stock, valued at $295,000, to acquire certain licensing rights for MPC. Our impairment test indicated that future revenues from the acquisition of MPC would not support the carrying value of the recorded intangible assets. As such the Company recorded an impairment charge of $295,000 to reduce the carrying value of the licensing rights to zero.

During the year ended December 31, 2012, our goodwill impairment test indicated that future revenues from the acquisition of Thinking Drone, Inc. would not support the carrying value of the associated goodwill and recorded intangible assets. As such, according to GAAP, the Company was required to record a goodwill impairment charge of $416,000 and an impairment charge to recorded intangible assets of $320,000.

Loss from Operations

Our loss from continuing operations was $8,952,447 for the year ended December 31, 2012, compared to a loss from operations of $10,304,641 for the year ended December 31, 2011.

Other Expense

As of December 31, 2012, the Company recorded a loss on disposal of assets of $24,730 and a gain on forgiveness of debt of $311,479 in connection with the termination agreement.

Discontinued Operations

We had interest expense, debt discount amortization and other financing costs of $628,522 for the year ended December 31, 2012, compared to $24,791 for the year ended December 31, 2011. Offsetting the financing costs was a gain on derivative liability revaluation of $316,606.

On August 31, 2012, we disposed of the net assets of the information productions division resulting in an accounting loss of $585,031. For the eight months ending August 31, 2012, the division incurred a $611,047 loss.

Net Loss

Our net loss for the year ended December 31, 2012 was $10,173,692, compared to a net loss of $9,879,834 for the year ended December 31, 2011. The net loss in both periods included several significant unusual and non-cash charges for goodwill impairment, stock option compensation expense, depreciation, convertible debenture accounting charges, discontinued operations, and professional fees paid with stock.

Subsequent events

At December 31, 2012, the Company recorded $252,605 for stock subscriptions payable, $75,024 of whish has been satisfied subsequent to the year-end through the issuance of 276,954 shares of common stock, leaving a net stock subsciptions payable of $177,582.

During the subsequent period, the Company issued 5,164,621 shares of common stock as payment for accounts and related party payables outstanding at December 31, 2012 at an average price of $0.07 per share. The Company issued 5,163,622 shares of common stock as payment for related party payables outstanding at December 31, 2012 at a price of $0.05 per share. An aggregate of 4,270,044 shares were issued for services and 383,032 shares were issued upon the conversion of convertible debt during the subsequent period.

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

A reconciliation of Adjusted EBITDA to net income (loss) from continuing operations for the year ended December 31, 2012 follows:

	Year ended	Year ended
	Dec. 31, 2012	Dec. 31, 2011

Net loss	$(10,173,692)	$(9,879,834)
Impairment of intangible assets	3,253,699	2,350,800
Stock-based compensation expense	1,239,169	6,618,665
Stock-based service payment	1,872,323	945,304
Financing costs and debt discount amortization, net	350,997	18,245
Depreciation and amortization	218,820	29,720
Loss on disposal of division, net	240,508	-
Discontinued operations loss (gain)	611,047	(424,807)

Adjusted EBITDA	$(2,387,129)	$(341,907)

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

Liquidity and Capital Resources

Introduction

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Our principal source of liquidity as of December 31, 2012 consisted of cash of $39,868. We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of December 31, 2012 and December 31, 2011, respectively, are as follows:

	December 31,	December 31,
	2012	2011	Change

Cash	$39,868	$181,725	$18,034
Total Current Assets	117,514	1,553,595	(1,076,762)
Total Assets	309,553	2,763,153	(834,530)
Total Current Liabilities	2,024,046	829,024	155,388
Total Liabilities	2,024,046	829,024	155,388

Our cash decreased to $39,868 as of December 31, 2012 from $181,725 as of December 31, 2011 as a result of our operating activities. Total current assets decreased as prepaid acquisition costs at December 31, 2011 were re-classified to intangible assets upon the successful completion of the acquisition of Digispace Solutions, LLC on January 10, 2012. Our liabilities have increased as we issued $801,500 of notes payable.

Cash Requirements

We had cash available as of December 31, 2012 of $39,868. Based on our current revenues, cash on hand, and negative working capital position, we will need to continue to raise money from the sales of our securities to fund operations.

Sources and Uses of Cash

Operations

Our net cash used in continuing operating activities was $1,979,243 for the year ended December 31, 2012, compared to $95,546 for the year ended December 31, 2011. The increased use is a result of the activities to develop our mobile applications and obtain media license rights. Net cash provided by discontinued operating activities was $901,049 which resulted in net cash used in operating activities of $1,078,194.

For the year ended December 31, 2012, our net cash used in operating activities consisted of our net loss of $10,173,692, offset primarily by intangible asset impairment of $2,958,699, stock options issued for services of $1,239,169, depreciation of $218,820, net convertible debenture accounting charges of $292,558, net accounting loss on asset disposal of $240,508, common shares issued for services of $2,167,323, and cash provided by discontinued operating activities of $901,049.

Investments

Our net cash provided by investing activities was $10,370 for the year ended December 31, 2012, compared to a use of cash of $330,917 for the prior year related to corporate acquisition activity for the year ended December 31, 2011.

Financing

Our net cash provided by continuing financing activities was $1,138,480 for the year ended December 31, 2012, compared to $590,120 for the year ended December 31, 2011.

For the year ended December 31, 2012, our net cash provided by financing activities consisted primarily of proceeds from the sale of common stock of $450,000, the issuance of convertible notes and notes payable of $801,500 and the proceeds from the sale of preferred stock of $5,108, offset in part by repayments on notes payable to related parties of $91,878 and repayment of other debt of $26,250.

For the year ended December 31, 2011, our net cash provided by financing activities consisted primarily of proceeds from the sale of common stock of $250,000, the issuance of convertible notes of $232,500 and the proceeds from stock subscription of $186,000, offset in part by repayments on notes payable to related parties of $78,380.

Cash used in discontinued investing activities for the year ended December 31, 2012 was $212,513 related to the repayment of various notes payable during the year.

Contractual obligations and other commitments

We have no commitments under operating leases or rental agreements.

Off-balance sheet arrangements

As of December 31, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources that are material to investors.

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

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. We test goodwill for impairment in each quarter of the year, and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable. In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit against its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit. If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference. The gross amount of goodwill at December 31, 2012 was $5,045,235 (December 31, 2011 - $2,977,934) with accumulated impairment of $4,911,800 (December 31, 2011 - $2,350,800). The net amount of goodwill at December 31, 2012 was $133,435 (December 31, 2011 - $627,134).

During the year ended December 31, 2012, we recorded an impairment charge totaling $2,561,000 related to purchased goodwill whose carrying amount exceeded its implied fair value (December 31, 2011 - $2,350,800).

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bitzio, Inc.

We have audited the accompanying balance sheets of Bitzio, Inc. as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bitzio, Inc. as of December 31, 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had accumulated losses of $20,275,632 for the period from inception through December 31, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 11, 2013

BITZIO, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash	$39,868	$181,725
Accounts receivable, net	14,807	92,232
Prepaid expenses and other current assets	62,839	337,508
Due from related parties	-	228,980
Prepaid acquisition costs	-	713,150

Total current assets	117,514	1,553,595

OTHER ASSETS
Intangible assets, net	58,604	582,424
Goodwill	133,435	627,134

Total other assets	192,039	1,209,558

TOTAL ASSETS	$309,553	$2,763,153

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$561,914	$253,976
Related party payables	376,780	-
Deferred revenue	-	77,433
Notes payable, related parties	343,244	426,870
Notes payable	249,446
Convertible notes, related parties, net of discount	64,953	5,068
Convertible notes, net of discount	203,337	65,677
Derivative liability, related party	72,152	-
Derivative liability	152,220	-

TOTAL CURRENT LIABILITIES	2,024,046	829,024

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 25,000,000 shares
authorized; 2,043,120 and -0- shares issued
and outstanding, respectively	2,043	-
Common stock, $0.001 par value; 250,000,000 shares
authorized; 69,923,970 and 50,018,625 shares issued
and outstanding, respectively	69,924	50,019
Additional paid-in capital	18,236,567	11,800,050
Stock subscriptions payable	252,605	186,000
Accumulated deficit	(20,275,632)	(10,101,940)

Total stockholders’ equity (deficit)	(1,714,493)	1,934,129

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$309,553	$2,763,153

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2012	2011

REVENUES	$421,506	$154,579

OPERATING EXPENSES
Professional fees	5,023,287	5,731,148
Executive compensation	-	1,910,568
General and administrative	1,174,666	441,689
Impairment of intangible assets	3,176,000	2,350,000
Total Operating Expenses	9,373,953	10,433,405

LOSS FROM OPERATIONS	(8,952,447)	(10,278,826)

OTHER EXPENSES
Loss on disposal of assets	(24,730)	(1,024)
Gain on forgiveness of debt	311,479	-
Interest expense	(628,522)	(24,791)
Gain on derivative liability	316,606	-

Total Other Expenses	(25,167)	(25,815)

LOSS BEFORE INCOME TAXES	(8,977,614)	(10,304,641)
PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	$(8,977,614)	$(10,304,641)
Loss (gain) from discontinued operations	(611,047)	424,807
Loss on disposal of discontinued operations, net	(585,031)	-

Loss from Discontinued Operations, net of income taxes	(1,196,078)	424,807

NET LOSS	$(10,173,692)	$(9,879,834)

BASIC AND DILUTED LOSS PER SHARE
FROM CONTINUING OPERATIONS	$(0.15)	$(0.28)

BASIC AND DILUTED LOSS PER SHARE
FROM DISCONTINUED OPERATIONS	$(0.02)	$0.01

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	59,893,730	37,157,546

 The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, December 31, 2010	-	$-	33,000,000	$33,000	$208,450	$-	$(222,106)	$19,344

Common stock issued for cash	-	-	2,500,000	2,500	247,500	-	-	250,000

Common stock issued for services	-	-	4,158,625	4,159	941,145	-	-	945,304

Common stock and options issued for acquisitions	-	-	10,000,000	10,000	3,603,150	-	-	3,613,150

Common shares issued for convertible debt	-	-	360,000	360	179,640	-	-	180,000

Stock-based compensation expense	-	-	-	-	6,618,665	-	-	6,618,665

Services contributed by officers and shareholders	-	-	-	-	1,500	-	-	1,500

Stock subscription payable	-	-	-	-	-	186,000	-	186,000

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(9,879,834)	(9,879,834)

Balance, December 31, 2011	-	$-	50,018,625	$50,019	$11,800,050	$186,000	$(10,101,940)	$1,934,129

Preferred stock issued for cash	2,043,120	2,043	-	-	3,065	-	-	5,108

Common stock issued for cash and warrants	-	-	1,800,000	1,800	448,200	-	-	450,000

Common stock issued for services	-	-	7,389,595	7,389	1,524,736	252,605	-	1,784,730

Common stock and options issued for acquisitions	-	-	6,500,000	6,500	2,138,500	-	-	2,145,000

Common shares issued for convertible debt	-	-	1,471,750	1,472	175,050	-	-	176,522

Stock-based compensation expense	-	-	-	-	1,239,169	-	-	1,239,169

Common shares issued for acquisition of license agreement	-	-	2,000,000	2,000	293,000	-	-	295,000

Common shares issued to satisfy prior year stock subscription obligation	-	-	744,000	744	185,256	(186,000)	-	-

Debt discounts on convertible notes payable	-	-	-	-	429,541	-	-	429,541

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(10,173,692)	(10,173,692)

Balance, December 31, 2012	2,043,120	$2,043	69,923,970	$69,924	$18,236,567	$252,605	$(20,275,632)	$(1,714,493)

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,173,692)	$(9,879,834)
Adjustments to reconcile net loss to net cash used in
operating activities:
Services contributed by officers and shareholders	-	1,500
Depreciation and amortization	218,820	29,720
Expenses paid on behalf of the Company by a related party	-	5,000
Gain on forgiveness of debt	(331,749)	-
Loss on disposal of assets, net	585,031	1,023
Origination interest recorded on convertible notes	258,167	-
Amortization of debt discounts on convertible notes	350,997	18,245
Gain on derivative liability	(316,606)	-
Common shares issued for services	1,784,730	945,304
Impairment of intangible assets	3,176,000	2,350,800
Stock options issued for services	1,239,169	6,618,665
Notes payable executed for consulting services	194,446	-
Changes in operating assets and liabilities:
Accounts receivable	174,230	(179,880)
Prepaid expenses	234,669	(337,400)
Due from related parties	723,963	-
Accounts payable and accrued expenses	(84,910)	253,878
Deferred revenue	(77,433)	77,433
Net Cash Used in Continuing Operating Activities	(2,019,170)	(95,546)
Net Cash Provided by Discontinued Operating Activities	940,976	-
Net Cash Used in Operating Activities	(1,078,194)	(95,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of subsidiary	12,830	1,260
Cash paid in disposition of subsidiary	(2,460)	-
Cash paid for prepaid acquisition costs	-	(200,000)
Cash advances made in advance of acquisition	-	(132,177)
Net Cash Provided by Continuing Investing Activities	10,370	(330,917)
Net Cash Provided by Discontinued Investing Activities	-	-
Net Cash Provided by Investing Activities	10,370	(330,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related parties	300,000	-
Repayments on notes payable,net - related parties	(91,878)	(78,380)
Proceeds from convertible notes payable - related parties	-	50,000
Repayments on convertible debenture	(26,250)	-
Proceeds from sale of common stock and warrants	450,000	250,000
Proceeds from sale of preferred stock	5,108	-
Proceeds from note payable	501,500	182,500
Proceeds from stock subscription payable	-	186,000
Net Cash Provided by Continuing Financing Activities	1,138,480	590,120
Net Cash Provided by Discontinued Financing Activities	(212,513)	-
Net Cash Provided by Financing Activities	925,967	590,120

NETINCREASE (DECREASE) IN CASH	(141,857)	163,657
CASH AT BEGINNING OF YEAR	181,725	18,068

CASH AT END OF YEAR	$39,868	$181,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$3,626	$225
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Acquisition of subsidiaries	$3,743,677	$4,113,150
Transfer of accounts payable to notes payable	$23,422	$-
Debt discounts on convertible notes payable	$429,541	$-
Issuance of common stock on debenture conversion	$176,520	$180,000
Common stock issued for stock subscriptions payable	$186,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

On June 4, 2012, Bitzio, Inc. and ACT Smartware GmbH (“ACT”) entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company valued at $2,084,231. On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros (US$194,447).

On August 31, 2012, Bitzio, Inc. entered into a sale agreement wherein Bitzio, Inc. disposed of the assets and liabilities related to its information productions division. The accounting loss on disposal was $585,031 (see Note 6).

Pursuant to a Termination Agreement executed on February 14, 2013, Bitzio agreed to return 100% ownership of Motion Pixel Corporation Holdings stock purchased on May 23, 2012. Other terms of the agreement include: neither party shall have any further obligations to the other; all stock options granted to all employees, consultants of Motion Pixel and the original vendor shall be deemed void; and in full settlement of any other claims, we agreed to allow the 6,500,000 shares of the company from the initial agreement to remain in possession of the holders subject to resale restrictions. The Company recorded a loss on disposal of assets of $24,730 and a gain on forgiveness of debt in connection with the termination agreement of $311,479.

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

Long-Lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value. The Company recorded impairment expense on long-lived intangible assets of $615,000 and $-0- during the years ended December 31, 2012 and 2011, respectively.

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

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances arise during the year that indicate the carrying amount of goodwill may not be recoverable. In evaluating whether an impairment of goodwill exists, we first compare the estimated fair value of a reporting unit against its carrying value. If the estimated fair value is lower than the carrying value, then a more detailed assessment is performed comparing the fair value of the reporting unit to the fair value of the assets and liabilities plus the goodwill carrying value of the reporting unit. If the fair value of the reporting unit is less than the fair value of its assets and liabilities plus goodwill, then an impairment charge is recognized to reduce the carrying value of goodwill by the difference. The gross amount of goodwill at December 31, 2012 was $5,045,235 (December 31, 2011 - $2,977,934) with accumulated impairment of $4,911,800 (Decemer 31, 2011 - $2,350,800). The net amount of goodwill at December 31, 2012 was $133,435 (December 31, 2011 - $627,134).

During the year ended December 31, 2012, we recorded an impairment charge totaling $2,561,000 related to purchased goodwill whose carrying amount exceeded its implied fair value (December 31, 2011 - $2,350,800).

Software Development Costs

We capitalize costs incurred during the application development stage relating to the development of our mobile applications. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. We capitalized $295,000 and $-0- in software development costs for the years ended December 31, 2012 and 2011, respectively. Once placed into service, we anticipate amortizing these costs over a period of three years. At December 31, 2012, our asset impairment assessment resulted in an impairment of the full carrying value of capitalized software costs of $295,000. Prior to 2011, costs incurred during the application development stage were not material and were expensed as incurred.

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

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 3,426,897 such potentially dilutive shares excluded as of December 31, 2012.

Fair Value of Financial Instruments

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

·	Level 1: Observable inputs such as quoted prices in active markets;

·	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

·	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying value of recorded assets and liabilities are considered to approximate their fair value due to their short-term nature. Marketable securities are remeasured at each reporting period based on quoted prices in active markets.

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

As of December 31, 2012 and December 31, 2011, cash and cash equivalents were comprised of cash in bank accounts and money market funds totaling $39,868 and $181,725, respectively. In addition, the carrying amount of certain financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. Derivative liabilities are valued using level 1 inputs.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.

At December 31, 2012, two customers comprised more than 67 percent of accounts receivable. At December 31, 2011, one customer comprised 85 percent of accounts receivable.

Recent Accounting Pronouncements

The Company has evaluated recent pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

NOTE 4 – ACQUISITION OF SUBSIDIARIES

DigiSpace Solutions, LLC Acquisition

On January 10, 2012, Bitzio Inc. and DigiSpace Solutions, LLC entered into a share exchange agreement wherein Bitzio, Inc. acquired all of the issued and outstanding members’ equity in exchange for $200,000 in cash and 1,000,000 restricted stock options at an exercise price of $0.28 per share valued, using the Black-Scholes option pricing model, at $513,150. Through this transaction DigiSpace Solutions, LLC became a wholly owned subsidiary of Bitzio, Inc.

The assets and liabilities of DigiSpace Solutions, LLC as of the acquisition date were recorded at their estimated fair value. The allocation of the purchase price was as follows:

Cash and cash equivalents	$12,830
Customer List	1,381,545
Total assets acquired	1,394,375

Accounts payable	501,706
Deferred revenue	35,523
Notes payable	143,996
Total liabilities acquired	681,225
Net assets acquired	$713,150

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 4 – ACQUISITION OF SUBSIDIARIES (CONTINUED)

Motion Pixel Corporation Holdings Acquisition

On May 23, 2012, Bitzio, Inc. and Motion Pixel Corporation Holdings entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 6,500,000 shares of the Company's common stock valued at $2,145,000.

The assets and liabilities of Motion Pixel Corporation Holdings as of the acquisition date will be recorded at their estimated fair value. The allocation of the purchase price was as follows:

Equipment	$60,000
Goodwill	2,145,000
Total assets acquired	2,205,000

Accounts payable	60,000
Total liabilities acquired	60,000
Net assets acquired	$2,145,000

ACT Smartware GmbH Acquisition

On June 4, 2012, Bitzio, Inc. and ACT Smartware GmbH (“ACT”) entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company valued at $2,084,231.

On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros (US$194,447) to ACT.

NOTE 5 – DISPOSAL OF DIVISION

Discontinued Operations

On August 31, 2012, Bitzio Inc. disposed of the assets and liabilities related to its information productions division as the Company focused its business strategy on the mobile applications segment.

Cash and cash equivalents	$2,460
Customer List, nett	1,049,872
Total assets disposed	1,052,332

Accounts payable	352,658
Notes payable	114,643
Total liabilities disposed	467,301
Net loss on disposal of division	$585,031

Revenue	$776,521
Notes payable	(1,387,568)
Loss from discontinued operations	$(611,047)

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 5 – DISPOSAL OF DIVISION (CONTINUED)

Disposal of Assets

Pursuant to a termination agreement executed on February 14, 2013, Bitzio agreed to return 100% ownership of Motion Pixel Corporation Holdings (“MPC”) stock purchased on May 23, 2012. As the terms of this agreement were substantially agreed to and that all operations with MPC were terminated prior to the close of the 2012 fiscal year, the Company recorded a loss on disposal of assets of $24,730 and a gain on forgiveness of debt in connection with the termination agreement of $311,479.

NOTE 6 – INTANGIBLE ASSETS

Goodwill

During the year ended December 31, 2012, our goodwill impairment test resulted in an impairment of the carrying value of our acquired goodwill. Goodwill impairment is calculated as the difference between the fair value of the assets and liabilities of the reporting unit, including the carrying value of its goodwill, to the reporting unit’s fair value, measured by an income approach utilizing projected discounted cash flows.

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

In November 2011, we completed the purchase allocation related to the acquisition of Thinking Drone, Inc., which included goodwill of $627,134. Due to the rapid changes in the mobile application space, the carrying value of goodwill at December 31, 2012 was written down to a value of $133,435. (December 31, 2011 - $627,134).

During the year ended December 31, 2011, our goodwill impairment test indicated that future revenues from the acquisition of Bitzio, LLC would not support the carrying value of the associated goodwill. We acquired Bitzio, LLC for its 4,000 mobile app roadmap which the Company plans to use in the future and for its key personnel. However, a key criterion of the impairment test is historic operating performance. Bitzio, LLC, as a recent start-up, had limited operating history at the time of acquisition. As such, according to GAAP, we recorded a goodwill impairment charge of $2,350,000.

Intangible Assets

In November 2011, we completed the purchase allocation related to the acquisition of Thinking Drone, Inc., which included a $611,461 adjustment to the fair value of acquired mobile applications and goodwill of $627,134.

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 6 – INTANGIBLE ASSETS (CONTINUED)

Intangible Assets (Continued)

Intangible assets include assets capitalized as a result of our acquisitions and the cost to acquire licenses for the media rights of sports and entertainment properties to create mobile apps. The components of intangible assets were as follows:

	December 31,	December 31,
	2012	2011
Mobile App Portfolio (useful life – 3 years)	$611,461	$611,461
License rights (useful life – 3 years)	295,000	-
Less: Accumulated amortization	(232,857)	(29,037)
Less: Impairment write-downs	(615,000)	-

Intangible Assets, net	$58,604	$582,424

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets. Amortization expense was $203,820 and $29,037 for the years ended December 31, 2012 and 2011, respectively.

Due to delays in the launch of the mobile applications associated with the Company’s licensed media rights, a full write-down of capitalized cost has been recorded.

The Company estimates that it will recognize $30,576 of amortization in 2013 and $28,028 of amortization in 2014, leaving an ending balance of intangible assets of $-0- as of December 31, 2014.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party receivables

At December 31, 2011, the Company had an outstanding receivable balance of $228,980 from formerly related parties. During the fiscal year ended December 31, 2012, the Company loaned an additional $1,197,304 to related parties, and received payments of $885,876 against such receivables. As a result of the disposal of division discussed in Note 5, the Company forgave $484,484 of receivables due to formerly related parties leaving an ending balance of related party receivables of $-0- at December 31, 2012.

Related party payables

During the year ended December 31, 2012, the Company repaid $75,000 of the original related party notes payable, leaving a balance of $351,870 at November 8, 2012. On November 8, 2012, the unpaid balance plus accrued interest of $360,122 was amended to extend maturity to February 28, 2013. At December 31, 2012, the outstanding balance of the related party note payable was $343,244. Subsequent to the year-end, the Company did not repay the outstanding related party note payable of $343,243 in full on February 28, 2013. The Company is in discussions with the related party to arrange repayment.

At December 31, 2012, $107,967 was due to related parties for operating expenses paid on behalf of the Company, $28,813 for accrued interest, and $240,000 for services rendered by a related party. Of these amounts, $258,181 was paid subsequent to the year-end through the issuance 5,163,622 common shares of the Company.

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

Related party payables (Continued)

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

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On November 24, 2011, the Company completed a non-brokered private placement unit offering that raised $180,000 in gross proceeds, $50,000 of which was received from related parties. Each $1,000 unit consisted of one 8.5% unsecured convertible note and 2,000 shares of the Company’s common stock. The notes have a 12-month term and are convertible into common shares of the Company at a price of $0.10 per share at any time prior to the maturity date, which is November 23, 2012. The notes require interest only payments on a quarterly basis. During 2012, $130,000 of the convertible notes was converted into 1,300,000 common shares of the Company. The remaining $50,000 was not repaid at its maturity date. The Company is in discussions with the lender on repayment of the convertible note.

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

The intrinsic value of the beneficial conversion feature and the debt discount associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded for the convertible notes and on the equity equaled $125,874 and $54,126, respectively. As of December 31, 2012 and 2011, the Company had amortized $18,245 and $180,000 of the total outstanding debt discount, respectively leaving an unamortized debt discount of $-0- and $161,755.

On December 8, 2011, the Company executed a convertible promissory note in the amount of $52,500. The note bore interest at a rate of 8.0% per annum and had a maturity date of September 12, 2012. Any amount of principal or interest not paid in full at maturity would have accrued interest at a rate of 22 percent. The convertible promissory note had a conversion feature wherein the note could be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note. The conversion price under the note is 59 percent multiplied by the market price (representing a 41 percent discount rate). In June 2012, the note principal was fully repaid. One half was paid in cash along with accrued interest of $1,007 and a prepayment premium of $13,125. The other half of the note principal was repaid through the issuance of 171,750 shares of common stock of the Company.

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On June 27, 2012, the Company executed a convertible promissory note in the amount of $73,500. The note bears interest at a rate of 8.0% per annum and has a maturity date of March 29, 2013. Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22 percent. The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note. The conversion price under the note is 59 percent multiplied by the market price that is the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. The total initial beneficial conversion feature recorded was $44,909. As of December 31, 2012, the Company has amortized $30,326 of the total outstanding debt discount leaving an unamortized debt discount of $14,583.

On September 6, 2012, for aggregate gross proceeds of $598,000, the Company issued secured convertible promissory notes and warrants to purchase common stock of the Company. Of the gross proceeds, $300,000 was received from a related party. The convertible notes are secured by cash, intangibles, intellectual property, and future revenue from such assets. The convertible notes accrue interest at a rate of 10% per annum and have a maturity date of September 6, 2013. The notes contain a conversion feature wherein the notes may be converted to shares of the Company’s common stock at a price of $0.15 per common share. The conversion feature also contains a price protection feature wherein if the Company sells shares of common stock at a price per share that is less than the conversion price of the note, the conversion price is reduced to the lower issuance price.

The warrants are exercisable by the holder at any time prior to two years from the date of issuance at an exercise price of $0.30 per share. The Company has issued warrants to purchase an aggregate of 7,979,333 shares of common stock of the Company in connection with the convertible notes. The Company determined the notes qualified for derivative liability treatment under ASC 815. The Company recorded an initial derivative liability of $459,072 and a debt discount of $598,000 on the origination date of the notes. As of December 31, 2012, the Company has amortized $129,683 of the total outstanding debt discount leaving an unamortized debt discount of $468,317.

On September 7, 2012, as consideration for amounts owed of $23,422, the Company issued an unsecured convertible promissory note bearing interest at a rate of 10% per annum and having a maturity date of September 7, 2013. The conversion price is equal to seventy five percent (75%) of the closing bid price for the Company’s common stock on the trading day immediately preceding the conversion. The intrinsic value of the beneficial conversion feature and the debt discount associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $7,807. As of December 31, 2012, the Company has amortized $2,460 of the total outstanding debt discount leaving an unamortized debt discount of $5,347. On December 13, 2012, the note was assigned to another party and amended to change the conversion price to $0.05 per share, and to increase the principal from $23,422 to $28,000. Subsequent to year end, the note holder submitted a notice of conversion to convert the entire principal and interest due on February 28, 2013.

On December 6, 2012, for aggregate gross proceeds of $75,000, the Company issued an unsecured convertible promissory note. The convertible note accrues interest at a rate of 10% per annum and has a maturity date of December 6, 2013. The note also carried an original issue discount of $8,333 which was recorded as interest expense. The conversion price is the lesser of $0.16 or 70% of the lowest trade price in the 25 trading days prior to the conversion. The Company determined the notes qualified for derivative liability treatment under ASC 815. The Company recorded an initial derivative liability of $81,906 and a debt discount of $81,906 on the origination date of the note. As of December 31, 2012, the Company has amortized $5,610 of the total outstanding debt discount leaving an unamortized debt discount of $76,296.

During 2012, the Company borrowed $55,000 through an unsecured promissory note bearing interest at 10% with a maturity date of March 10, 2014.

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 8 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

Pursuant to the agreement to unwind the original acquisition of ACT, the Company agreed to pay the vendors an aggregate of 147,000 Euros or US$194,446 as follows: 45,000 Euros ($59,524 USD) on or before March 31, 2013; 55,000 Euros ($72,752 USD) on or before April 30, 2013; and 47,000 Euros ($62,170 USD) on May 15, 2013. The amounts owing are unsecured and non-interest bearing.

The components of notes payable are summarized in the table below:

	December 31,	December 31,
	2012	2011

Note payable to related parties, bearing interest at 5.25%, secured by the common stock of the Company, due on February 28, 2013	$343,244	$426,870
Notes payable to a unrelated parties, bearing interest at 8.5%, unsecured, convertible into shares of common stock, due on November 23, 2012	50,000	130,000
Note payable to a related party, bearing interest at 8.5%, unsecured, convertible into shares of common stock, due on November 23, 2012	-	50,000
Note payable to an unrelated party, bearing interest at 8%, secured by the common stock of the Company, convertible into shares of common stock, due on September 12, 2012	-	52,500
Note payable to an unrelated party, bearing interest at 10%, secured, convertible into shares of common stock, due on September 6, 2013	298,000	-
Note payable to a related party, bearing interest at 10%, secured, convertible into shares of common stock, due on September 6, 2013	300,000	-
Note payable to an unrelated party, bearing interest at 10%, convertible into shares of common stock at $0.05 per share, principal and interest to be converted on February 28, 2013	28,000	-
Note payable to an unrelated party, bearing interest at 8.5%, secured by the common stock of the Company, convertible into shares of common stock, due on March 29, 2013	73,500	-
Note payable to an unrelated party, bearing interest at 10%, unsecured, convertible into shares of common stock, due on December 6, 2013	83,333	-
Note payable to an unrelated party, bearing interest at 10%, unsecured, due on March 10, 2014	55,000	-
Note payable to an unrelated party, non-interest bearing, unsecured, due on May 15, 2013	194,446	-
Unamortized debt discounts on issuances of convertible debt	(564,543)	(161,755)

Total	$860,980	$497,615

NOTE 9 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The conversion price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 9 – DERIVATIVE LIABILITY (CONTINUED)

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with convertible notes payable.

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 1.00 and 2.02 years, risk free rates of between 0.18 and 0.27 percent, and annualized volatility of between 149 and 172 percent. At December 31, 2012, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.65 and 1.70 years, risk free rates of between 0.16 and 0.31 percent, and annualized volatility of between 159 and 172 percent and determined that, during the year ended December 31, 2012, the Company’s derivative liability decreased by $316,606 to $224,372. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation

NOTE 10 – PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as series A convertible redeemable preferred stock with a par value of $0.001. As of December 31, 2012 and 2011, there were 2,043,120 and -0- shares of series A convertible redeemable preferred stock issued and outstanding, respectively. The shares have the following provisions:

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

Preferred Stock Activity for the Year Ended December 31, 2012

On January 2, 2012, the Company issued 2,043,120 Series A Convertible Redeemable Preferred Stock at purchase price of $0.0025 per share for $5,108.

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 11 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 69,923,970 and 50,018,625 shares were issued outstanding as of December 31, 2012 and December 31, 2011. The activity surrounding the issuances of the Common Stock is as follows:

Fiscal Year Ended December 31, 2012

During the year ended December 31, 2012, the Company issued 1,471,750 shares of common stock upon the conversion of $176,522 of outstanding convertible debentures. The Company issued 1,800,000 shares of common stock and warrants for net cash proceeds of $450,000 at $0.25 per share. The Company has allocated $180,550 of the total $450,000 net cash proceeds to the value of the warrants. The Company issued 7,389,595 shares of common stock for services rendered to the Company valued at $1,532,128, based on the market price of the stock on the date of issuance. The Company issued 744,000 shares of common stock and warrants to satisfy stock subscriptions obligations outstanding at December 31, 2011.

On May 23, 2012, the Company agreed to issue 6,500,000 shares of common stock as consideration for the purchase of 100 percent of the outstanding shares of Motion Pixel Corporation Holdings (see Note 5).

During the year ended December 31, 2012, the Company agreed to issue 2,000,000 shares of common stock as performance consideration to certain consultants for obtaining licensing rights to agreed upon media or sports properties.

The Company also recorded $252,605 for stock subscriptions payable, $75,024 of which was satisfied subsequent to the year-end through the issuance of 276,954 shares of common stock.

Fiscal Year Ended December 31, 2011

During the fiscal year ended December 31, 2011, the Company issued 2,500,000 shares of common stock for net cash proceeds of $250,000 at $0.10 per share and 360,000 shares of common stock for cash and convertible notes payable of $180,000, of which $50,000 was received from related parties. The Company issued 4,158,625 shares of common stock for services rendered to the Company valued at $945,304, based on the market price of the stock on the date of issuance. The Company issued a total of 10,000,000 shares of common stock valued at $3,100,000 based on the market price of the stock on the date of issuance, and options to purchase 1,000,000 shares of common stock valued at $513,150 to acquire three wholly-owned subsidiaries, one of which was completed on January 10, 2012.

The Company also received $186,000 in cash for stock subscriptions payable. As of the date of this report, the Company has satisfied its obligations relating to the stock subscriptions payable through the issuance of 744,000 shares of common stock and warrants at $0.25 per share.

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 12 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the year ended December 31, 2012 and 2011:

	Shares	Weighted- Average Exercise Price Per Share

Outstanding, December 31, 2010	-	-
Granted	19,648,462	$0.34
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, December 31, 2011	19,648,462	$0.34

Exercisable at December 31, 2011	19,648,462	$0.34

Granted	15,247,333	0.33
Exercised	-	-
Forfeited	(10,533,846)	0.31
Expired	-	-

Outstanding, December 31, 2012	24,361,948	$0.34

	24,361,948	$0.34

The following table discloses information regarding outstanding and exercisable options and warrants at December 31, 2011:

	Outstanding:			Exercisable:
Range of Exercise Prices	Number of Option Shares	Weighted- Average Exercise Price	Remaining Weighted- Average Contractual Term (Years)	Number of Option Shares	Weighted-Average Exercise Price
$0.20 – $0.29	5,000,000	$0.18	4.77	5,000,000	$0.18
$0.30 – $0.39	14,578,462	0.37	4.72	14,578,462	0.37
$0.40 – $0.49	70,000	0.40	5.00	70,000	0.40
$0.50 – $0.59	-	-	-	-	0.32
	19,648,462	$0.32	4.73	19,648,462	$0.32

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 12 – STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table discloses information regarding outstanding and exercisable options and warrants at December 31, 2012:

	Outstanding:			Exercisable:
Range of Exercise Prices	Number of Option Shares	Weighted- Average Exercise Price	Remaining Weighted- Average Contractual Term (Years)	Number of Option Shares	Weighted-average Exercise Price
$0.20 – $0.29	2,000,000	$0.20	3.92	2,000,000	$0.20
$0.30 – $0.39	19,747,948	0.34	2.90	19,747,948	0.34
$0.40 – $0.49	814,000	0.40	2.25	814,000	0.40
$0.50 – $0.59	1,800,000	0.50	0.32	1,800,000	0.50
	24,361,948	$0.34	2.77	24,361,948	$0.34

In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

December 31, 2011
Expected term of options granted	5 years
Expected volatility range	211 – 229%
Range of risk-free interest rates	0.81 – 1.80%
Expected dividend yield	0%

December 31, 2012
Expected term of options granted	5 years
Expected volatility range	187 – 211%
Range of risk-free interest rates	0.63 – 0.86%
Expected dividend yield	0%

Employee and executive stock-based compensation expense associated with stock options issued during the year ended December 31, 2012, and 2011 was $-0- and $6,618,665, respectively.

NOTE 13 – INCOME TAXES

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

BITZIO, INC.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 13 – INCOME TAXES (CONTINUED)

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

	For the Years Ended
	December 31,
	2012	2011
Book income (loss) from operations	$(3,459,055)	$(3,359,143)
Stock/options issued for services	1,158,207	1,922,156
Stock/options issued in executive compensation	-	649,593
Contributed services	-	510
Impairment expense	1,005,958	799,272
Loss on sale of assets	81,773	348
Interest expense on convertible notes	207,116	6,203
Change in derivative liability	(107,646)	-
Change in valuation allowance	1,113,648	(18,939)
Total provision for income taxes	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2012	December 31, 2011

Loss carry forwards (expire through 2032)	$6,893,715	$3,434,660

Total gross deferred tax asset	1,162,541	48,893
Valuation allowance	(1,162,541)	(48,893)
Net deferred taxes	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $6,893,715 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

During the subsequent period, the Company issued 5,164,621 shares of common stock as payment for accounts payables outstanding at December 31, 2012 at an average price of $0.08 per share. The Company issued 4,724,498 shares of common stock as payment for services at an average price of $0.08 per share. The Company also issued 205,532 shares of common stock in conversion of notes payable of $28,591 at a price of $0.14 per share.

In accordance with ASC 855-10, the Company’s management has reviewed all material events and there are no other material subsequent events to report.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

We have remedied our material weakness with respect to our lack of an audit committee by creating an audit committee of our Board of Directors, consisting of Robert W. Garnett and William Schonbrun, effective as of January 1, 2013, and of just Robert W. Garnett as of April 1, 2013.

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)

Peter Henricsson	60	President, Chief Executive Officer, and Director

Robert W. (Bob) Garnett	64	Chief Financial Officer, Director

David Lewis	50	Secretary, Treasurer, and Director

Bruce C. Weatherell	55	Chief Operating Officer

Gordon C. McDougall	56	Director

Peter Henricsson, 60, is our President and Chief Executive Officer, effective as of September 12, 2012. Mr. Henricsson has been the Chief Executive Officer and a director of Rocap Marketing Inc. from September 2, 2010 to the present. From 1996 to 2002, Mr. Henriccson served as Chairman and CEO of Cellpoint, Inc. ("Cellpoint"), an entity focuses on providing location based services in the technologies and services sector. Since 2002, Mr. Henricsson has focused his time and efforts as a venture capital investor and strategic advisor to emerging growth companies. Mr. Henricsson is a principal of Technor Services Ltd. ("Technor") and therefore has a material financial interest in certain transactions between Technor and the Company. The Company has issued Convertible Notes consisting of an aggregate principal amount of $300,000 and Warrants to purchase up to 4,000,000 shares of common stock to Technor.

Robert W. (Bob) Garnett, age 64, is a Chartered Accountant and has served as our Chief Financial Officer and as a member of our Board of Directors since August 22, 2011. Mr. Garnett is currently the President of Sagebrush Golf and Sporting Club Ltd., where he has served since 2005. Previously, Mr. Garnett was a partner with Paradigm Management Partners, an investment management company, where he served from 1998 to 2010. He has served on the boards of seven public companies most recently as the Vice Chair of the South Coast British Columbia Transit Authority (TransLink) and chaired the audit committee. Mr. Garnett is currently Chairman of the Board and audit chairman of Great Panther Silver Limited, traded on the TSX and NYSE MKT. Previously, he served as Chair and Vice Chair of Coast Capital Savings, a $12 billion financial institution. Mr. Garnett is a graduate of the Institute of Corporate Directors and The Segal Graduate School of Business as a Certified Director (ICD.D).

David Lewis, age 50, is a Canadian lawyer with broad experience advising software and technology companies. He has previously held in-house and general counsel positions with a number of public and private technology companies in Canada and the United States. From 2005 to 2009, David was Vice President and General Counsel of Certicom Corp., a developer and marketer of software encryption technology. In 2009, Certicom was acquired by Research In Motion Limited, where David continued as Commercial Counsel, Certicom with responsibilities for the continuing Certicom business.

Bruce C. Weatherell, age 55, has been our Chief Operating Office since November 21, 2011. For the last 11 years, primarily as an independent consultant, Mr. Weatherell has delivered project and program delivery services to organizations like Warner Music, Daimler Chrysler, Hewlett Packard, the Bank of Montreal, American Express and Boeing. During this time he also served as Acting VP or professional services at Delano Corporation, Product Manager at Platform Computing and Senior Director of Professional Services and Acting VP of Technology Delivery at SCI. A Chartered Accountant and Certified Management Accountant, Mr. Weatherell is a seasoned professional with over 25 years of diverse experience operating technology practices and delivering technology programs. He spent 12 years at KPMG Consulting where, skilled in operational management, he built technology practices and managed multi-disciplinary service delivery teams. Mr. Weatherell is also a graduate of the University of Waterloo with a degree in Mathematics.

Gordon C. McDougall, age 56, has been a member of our Board of Directors since April 29, 2011, and served as our President and Chief Exeutive Officer from April 29, 2011 to February 2, 2012. From 2009 to the present, Mr. McDougall is the Chief Executive Officer and Founder of Tezi Advisory, Inc, a private company that partners with entrepreneurs to grow their businesses. Prior to founding Tezi, from 2006 to 2007 Mr. McDougall was a director and Chief Executive Officer of Exterra Energy, an independent oil and gas company. From 2005 until 2006, he was the President and a Director of Wentworth Energy, Inc. Mr. McDougall has also worked as a stockbroker and is experienced in raising capital, managing start-up companies and coaching companies through their initial growth.

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

Audit Committee

Our board of directors has an audit committee, consisting of Robert W. Garnett. At this time, the audit committee does not have a charter. Mr. Garnett is an audit committee financial expert.

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

Board Meetings
During the fiscal year ended December 31, 2012, the Board of Directors did not meet formally, but instead took action by written consent on numerous occasions. In addition, certain members of the Board met telephonically as often as daily to discuss pending matters.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11– EXECUTIVE COMPENSATION

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

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Peter Henricsson(1),	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
President and CEO	2011	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-

William Schonbrun(2),	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
President and CEO	2011	127,500	(6)	-0-	-0-	-0-	-0-	-0-	-0-	127,500	(6)

Gordon C. McDougall(3),	2012	240,000	(7)	-0-	-0-	-0-	-0-	-0-	-0-	240,000	(7)
President and CEO	2011	127,500	(6)	-0-	-0-	-0-	-0-	-0-	-0-	127,500	(6)

Steven D. Moulton(4),	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
President and Treasurer	2011	60,000	(6)	-0-	-0-	-0-	-0-	-0-	-0-	60,000	(6)

Robert W. Garnett(5),	2012	-0-		-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO	2011	50,000	(6)	-0-	-0-	-0-	-0-	-0-	-0-	50,000	(6)

(1)	Mr. Henricsson became our President and Chief Executive Officer effective September 12, 2012.

(2)	Mr. Schonbrun became was our President and Chief Executive Officer from February 2, 2012 to September 12, 2012. He resigned as Chairman of the Company effective April 1, 2013.

(3)	Mr. McDougall was President and Chief Executive Officer from April 29, 2011 to February 2, 2012.

(4)	Mr. Moulton was our President and Treasurer from April 2007 to April 29, 2011.

(5)	Mr. Garnett became our Chief Financial Officer on August 22, 2011.

(6)	On January 6, 2012, each of executive officers agreed to waive all compensation due for 2011.

(7)	Mr. McDougall received his 2012 salary in the form common stock of the Company, valued at $0.05 per share.

Director Compensation

For the years ended December 31, 2012 and 2011, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2013, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Name and Address (1)	Common Stock Ownership		Percentage of Common Stock Ownership (2)	Series A Preferred Stock Ownership (3)		Percentage of Series A Preferred Stock Ownership (4)

Peter Henricsson (5)	9,770,000	(6)	12.2%	-0-		-0-

William Schonbrun	7,670,000	(7)	9.6%	588,462		28.8%

Robert W. Garnett (5)	1,000,000	(8)	1.3%	230,769		11.3%

Bruce C. Weatherell (5)	3,994,699	(9)	5.0%	201,923		9.9%

Gordon C. McDougall (5)	7,550,000	(10)	9.4%	514,904	(10)	25.2%

David Lewis (5)	3,329,200	(11)	4.2%	-		-0-

Amish Shah	6,500,000	(12)	8.1%	-		-0-

Manny Bains 8021 NE Bayshore Court Miami, FL 33138	4,687,500		5.9%	-		-0-

All Officers and Directors as a Group (6 Persons)	33,313,899 (footnotes 6-11)		41.7%	1,536,058		75.2%

(1)	Unless otherwise indicated, the address of the shareholder is c/o Bitzio, Inc.

(2)
Unless otherwise indicated, based on 79,901,795 shares of common stock issued and outstanding as of March 20, 2013.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.  Does not include shares of common stock that may be acquired upon the exercise of the conversion feature of our Series A Convertible Preferred Stock because those shares cannot be converted until after January 1, 2013.

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

(6)
Includes 800,000 shares of common stock that may be acquired upon the exercise of warrants at $0.50 per share prior to April 26, 2013, and 4,000,000 shares of common stock that may be acquired upon the exercise of warrants at $0.30 per share prior to September 6, 2014.

(7)	Includes 2,000,000 shares of common stock that may be acquired upon the exercise of options at $0.38 per share.

(8)	Includes 1,000,000 shares of common stock that may be acquired upon the exercise of options at $0.38 per share.

(9)
Includes 1,000,000 shares of common stock that may be acquired upon the exercise of options at $0.38 per share, and 1,000,000 shares of common stock that may be acquired upon the exercise of options at $0.20 per share.

(10)	Shares held in the name of Tezi Advisory, Inc.

(11)	Includes 2,000,000 shares of common stock that may be acquired upon the exercise of options at $0.25 per share.

(12)	Includes 1,000,000 shares held in the name of Dvaraka Marketing, LLC

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Effective September 12, 2012, Peter Henricsson was appointed to serve as the Company’s new President and Chief Executive Officer and members of its Board of Directors (the “Board”).

On February 1, 2012, we entered into an Employment Agreement with William Schonbrun to act as our Chief Executive Officer. The agreement is for an indefinite term, with compensation of $15,000 per month. During the first six months of 2012, Mr. Schonbrun has agreed to forego his compensation. In the event Mr. Schonbrun is terminated without cause, he is entitled to severance equal to twelve months of compensation. The agreement replaced and superseded a prior consulting agreement we had with Mr. Schonbrun. Effective September 12, 2012, William Schonbrun resigned as President and Chief Executive Officer of the Company. In addition, the Board of Directors of the Company (the “Board”) appointed Mr. Schonbrun to serve as Chairman of the Board. Mr. Schonbrun’s resignation as a director of the Company was not because of any disagreement with the company on any matters relating to the Company’s operations, policies or practices. Effective April 1, 2013, Mr. Schonbrun resigned as Chairman of the Company.

On December 1, 2011, we entered into a Consulting Agreement with Dvaraka Marketing, LLC, an entity controlled by Amish Shah, to provide general consulting services and act as our Chief Product Officer. The agreement is for a term of one year, with compensation of $15,000 per month. During the first six months of 2012, Mr. Shah has agreed to forego his compensation. Effective September 6, 2012, Mr. Shah resigned as a director and officer of the Company.

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

In connection with our acquisition of DigiSpace Solutions, LLC, on January 6, 2012 we issued options to two individuals, one of which was Amish Shah, a former member of our Board of Directors, to each acquire Five Hundred Thousand (500,000) shares of our common stock at $0.28 per share.

Series A Convertible Redeemable Preferred Stock

On January 6, 2012, we issued an aggregate of 2,043,120 shares of our Series A Convertible Redeemable Preferred Stock to six individuals, four of which are (or were) members of our Board of Directors, namely William Schonbrun, Gordon C. McDougall (Tezi Advisory), Steven D. Moulton, and R.W. (Bob) Garnett, and one of which was our Chief Operating Officer, namely Bruce Weatherell. Each share of Series A Preferred Stock gives the holder the right, but not the obligation, after January 1, 2013 but before January 2, 2017, to purchase two (2) shares of the Corporation’s common stock at a purchase price of Forty Cents ($0.40) per share, which was the closing price of our common stock on the last trading day prior to the transaction. Further, the Company can redeem the Series A Preferred Stock at $0.0025 per share after January 2, 2017.

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

On August 21, 2011, we issued stock options to Robert W. Garnett and William Schonbrun to purchase 1,000,000 shares and 2,000,000 shares, respectively, of our common stock at a price of $0.38 per such share until August 20, 2016.  Mr. Garnett and Mr. Schonbrun are (or were) officers and directors of the company.

In connection with our acquisition of Bitzio Corp., on August 8, 2011 we issued 5,000,000 shares of common stock, restricted in accordance with Rule 144, to Amish Shah, who is one of our directors.  These shares were valued at the market rate on the date of issuance, or $0.47.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $22,500 and $17,500, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the review of the financial statements for the quarterly periods ended March 31, June 30, and September 30 were $3,500, $4,500, and $4,500, respectively.

 Tax Fees

For the fiscal years ended December 31, 2012 and 2011, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

The aggregate fees billed in the fiscal year ended December 31, 2012 for the audit of DigiSpace Solutions, LLC was $16,000.

Of the fees described above for the years ended December 31, 2012 and 2011, all were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

The following consolidated financial statements are filed as part of this report:

(a)(2) Consolidated Financial Statement Schedules

We do not have any consolidated financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

b) Exhibits

(1)	Certificate of Incorporation

(1)	Bylaws

(2)	Certificate of Amendment to the Article of Incorporation Changing the Name of the Company from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc.

(3)	Certificate of Amendment to the Articles of Incorporation Increasing the Total Number Authorized Shares of Common Stock and Preferred Stock

(4)	Certificate of Designation of the Rights, Privileges and Preferences of the Series A Convertible Redeemable Preferred Stock

(5)	Amendment to the Certificate of Designation of the Rights, Privileges and Preferences of the Series A Convertible Redeemable Preferred Stock

(3)	Share Purchase Agreement with Motion Pixel Corporation Holdings, Inc.

(6)	Share Sale and Share Purchase Agreement with Innoflow GmbH

(7)	Asset Purchase Agreement with Dvaraka Marketing, LLC, and Digital Solutions, Inc.

(7)	Stock Purchase Agreement with Dvaraka Marketing, LLC

(3)	Consulting Agreement with Latin America Futbol Corporation

(8)	Agreement to Terminate Contractual Relationships with Latin America Futbol Association

(7)	Compromise and Settlement Agreement with Dvaraka Marketing, LLC

(7)	Form of Convertible Promissory Note

(9)	Convertible Promissory Note

(10)	Convertible Promissory Note

(10)	Convertible Promissory Note

(7)	Note Purchase Agreement

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

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form 10-SB filed with the Commission on December 19, 2005.

(2)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 14, 2011.

(3)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on May 31, 2012.

(4)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on January 12, 2012.

(5)	Incorporated by reference from our Current Report on Form 10-Q for the Quarter ended March 31, 2012, filed with the Commission on May 15, 2012.

(6)	Incorporated by reference from our Current Report on Form 10-Q for the Quarter ended June 30, 2012, filed with the Commission on August 14, 2012.

(7)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on September 18, 2012.

(8)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 1, 2013.

(9)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 18, 2012.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012, filed with the Commission on November 19, 2012.

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

Bitzio, Inc.

Dated: April 11, 2013		/s/ Peter Henricsson
	By:	Peter Henricsson
	Its:	President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 11, 2013		/s/ Peter Henricsson
	By:	Peter Henricsson
	Its:	President, Chief Executive Officer, and Director

Dated: April 11, 2013		/s/ Robert W. Garnett
	By:	Robert W. (Bob) Garnett
	Its:	Chief Financial Officer,
Principal Accounting Officer, and Director

Dated: April 11, 2013		/s/Gordon C. McDougall
	By:	Gordon C. McDougall
	Its:	Director