Form 10-Q
period 2013-03-31
Bitzio, Inc.
filed 2013-05-20
CIK 1347078

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 000-51688

BITZIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

548 Market Street, Suite 18224San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (866) 824-7881
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2013 the number of shares of the registrant’s classes of common stock outstanding was 80,795,420.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

The results for the period ended March 31, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 11, 2013.

BITZIO, INC
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$33,533	$39,868
Accounts receivable, net	16,783	14,807
Prepaid expenses and other current assets	62,839	62,839
Total Current Assets	113,155	117,514

Other Assets
Intangible assets, net	50,812	58,604
Goodwill	133,435	133,435
Total Other Assets	184,247	192,039

Total Assets	$297,402	$309,553

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$344,483	$386,554
Related party payable	314,088	552,140
Notes payable, related parties	441,458	398,244
Notes payable	194,446	194,446
Convertible notes, related parties, net of discount	174,936	64,953
Convertible notes, net of discount	214,684	203,337
Derivative liability, related party	9,383	72,152
Derivative liability	64,547	152,220
Total Current Liabilities	1,758,025	2,024,046

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 2,043,120 shares issued and outstanding	$2,043	$2,043
Common stock, $0.001 par value; 250,000,000 shares authorized; 80,018,621 and 69,923,970 shares issued and outstanding, respectively	80,795	69,924
Additional paid in capital	19,287,393	18,236,567
Stock subscriptions payable	177,581	252,605
Accumulated deficit	(21,008,435)	(20,275,632)
Total stockholders’ equity	(1,460,623)	(1,714,493)
Total Liabilities and Stockholders’ Equity	$297,402	$309,553

BITZIO, INC
Consolidated Statements of Operations

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012
Revenues	$42,479	$110,485

Operating Expenses
Professional fees	665,248	1,800,115
Executive compensation	-	127,500
General and administrative	52,378	163,645
Total operating expenses	717,626	2,091,260

Loss from Operations	(675,147)	(1,980,775)

Other Income (Expense)
Interest expense	(208,078)	(33,523)
Gain on derivative liability	150,422	-
Total other income (expense)	(57,656)	(33,523)

Loss Before Income Taxes	$(732,803)	$(2,014,298)
Provision For Income Taxes	-	-

Net Loss From Continuing Operations	(732,803)	(2,014,298)

(Income) loss from discountinued operations	-	(568)
Loss on disposal of discontinued operations, net	-	-
Loss from Discontinued Operations, net of income taxes	-	(568)

Net Loss	$(732,803)	$(2,014,866)

Basic and Diluted Loss Per Share From Continuing Operations	$(0.01)	$(0.04)
Basic and Diluted Loss Per Share from Discontinued Operations	$-	$(0.00)
Basic and Diluted Weighted Average Common Shares	76,695,796	51,015,345

BITZIO, INC
Consolidated Statements of Cash Flows

	Three Months Ended March 31,	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(732,803)	$(2,014,866)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,792	166,083
Notes payable repaid by a related party	193,214	-
Amortization of debt discounts on convertible notes	187,483	109,754
Origination interest on convertible notes payable	5,347	-
Change in derivative liability	(150,442)	-
Common shares issued for services	370,530	231,395
Stock options issued for services	-	893,928
Changes in operating assets and liabilities:
Accounts receivable	(1,976)	154,513
Prepaid expenses	-	23
Accounts payable and accrued expenses	94,391	304,804
Due from related parties	20,129	(38,168)
Deferred revenue	-	(83,748)
Net cash used in continuing operating activities	(6,335)	(276,282)
Net cash used in discontinued operating activities	-	(6,686)
Net cash used in operating activities	$(6,335)	$(282,968)

Cash Flows from Investing Activities
Cash acquired in acquisition of subsidiary	-	12,830
Net cash used in continuing investing activities	-	12,830
Net cash used in discontinued investing activities	-	-
Net cash used in investing activities	$-	$12,830

Cash Flows from Financing Activities
Repayments on notes payable - related parties	-	(75,000)
Repayments on notes payable	-	(19,918)
Proceeds from sale of preferred stock	-	5,108
Proceeds from stock subscriptions payable	-	200,000
Net cash used in continuing financing activities	-	110,190
Net cash used in discontinued financing activities	-	-
Net cash used in financing activities	$-	$110,190

Net increase in cash	(6,335)	(159,948)
Cash, beginning of period	39,868	181,725

Cash and Cash Equivalents, end of period	$33,533	$21,777

Cash Paid For:
Interest	$44,856	$-
Income taxes	$-	$-

Non-cash Financing and Investing Activities
Notes payable and warrants issued for acquisition of subsidiary	$-	$713,150
Debt discounts on convertible notes payable	$193,500	$-
Common stock issued for debt	$422,643	$100,000

BITZIO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
MARCH 31, 2013
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bitzio, Inc. was originally formed as Rocky Mountain Fudge Company, Inc. (“the Company,”, “we”, “Bitzio”) on January 4, 1990 as a Utah corporation. On July 28, 1998, the Company converted from a Utah corporation to a Nevada corporation. Effective June 10, 2011, the Company changed its name from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc. Pursuant to this transaction, shares of the Company’s common stock are now trading under the Company’s new trading symbol, BTZO. Bitzio is focused primarily on smartphone applications.

On July 27, 2011, Bitzio, Inc. and Bitzio, LLC entered into a share exchange agreement wherein Bitzio, Inc. issued 5,000,000 shares of the Company's common stock in exchange for 100% of the members' equity of Bitzio, LLC. Through this transaction Bitzio, LLC became a wholly owned subsidiary of Bitzio, Inc.

On November 9, 2011, Bitzio, Inc. and Thinking Drone, Inc. entered into a share exchange agreement wherein Bitzio, Inc. acquired all of the issued and outstanding stock of Thinking Drone, Inc. Bitzio, Inc. received all of the outstanding shares of Thinking Drone in exchange for a $500,000 promissory note and 5,000,000 shares of Bitzio, Inc. common stock. Through this transaction Thinking Drone, Inc. became a wholly owned subsidiary of Bitzio, Inc.

On May 23, 2012, Bitzio, Inc. and Motion Pixel Corporation Holdings (“MPC”) entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 6,500,000 shares of the Company's common stock. Pursuant to a Termination Agreement executed on February 14, 2013, Bitzio agreed to return 100% ownership of MPC stock purchased on May 23, 2012. Other terms of the agreement include: neither party shall have any further obligations to the other; all stock options granted to all employees, consultants of MPC and the original vendor shall be deemed void; and in full settlement of any other claims, we agreed to allow the 6,500,000 shares of the company from the initial agreement to remain in possession of the holders subject to resale restrictions.

On June 4, 2012, Bitzio, Inc. and ACT entered into a share purchase agreement wherein Bitzio acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company. On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros ($194,447 USD) to ACT.

On August 31, 2012, Bitzio entered into a sale agreement wherein Bitzio disposed of the assets and liabilities related to its information productions division. The accounting loss on disposal was $585,031.

On May 14, 2013, Bitzio signed a Letter of Intent regarding the Company's proposed acquisition of Tech Hollywood. Bitzio intends to acquire Tech Hollywood for a purchase price consisting of approximately 80% of the Company’s fully diluted common stock.  The closing of the proposed Acquisition will be conditional upon, among other things, the Company's ability to secure certain financing arrangements and completion of a capital restructuring—including converting certain of its outstanding securities and obligations and the authorization of additional shares and divestiture of certain operating divisions—as well as Tech Hollywood’s acquisition of Looking Hollywood Corp.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

In June 2011, we effected a four-for-one forward split of the shares of our common stock. All references to common stock activity in these financial statements have been retroactively restated so as to incorporate the effects of this stock split.

Use of Estimates

The preparation of consolidated financial statements in conformity with the generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include, but are not limited to, the recognition of certain, valuation of intangible assets, goodwill and long-lived asset impairment charges, stock based compensation, loss contingencies and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

Revenue Recognition

We derive our revenues from the sale of software and mobile applications through various platforms. We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery of the product or provision of the service has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

Mobile Phone Applications

Mobile phone applications are sold using multiple platforms. Each platform handles the sale, distribution or download, as well as the collection and remittance of payment for the Company. We recognize mobile application revenue net of the amounts retained by the platform companies. There is no warranty or money back guarantee related to the sale of mobile phone applications, therefore no deferred revenue or allowance for sales returns has been recorded.

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

Software Development Costs

We capitalize costs incurred during the application development stage relating to the development of our mobile applications. Costs related to preliminary project activities and post implementation activities are expensed as incurred.

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

Stock Based Compensation

We measure and recognize stock based compensation expense using a fair value based method for all share based awards made to employees and nonemployee directors, including grants of stock options and other stock based awards. The application of this standard requires significant judgment and the use of estimates, particularly with regard to Black Scholes assumptions such as stock price volatility and expected option lives to value equity based compensation. We recognize stock compensation expense using a straight-line method over the vesting period of the individual grants.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be antidilutive.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 and March 31, 2012 consolidated financial statements have been reclassified to conform to the presentation in the March 31, 2013 consolidated financial statements.

NOTE 4 – DISPOSAL OF DIVISION

Disposal of Assets

Pursuant to a termination agreement executed on February 14, 2013, Bitzio agreed to return 100% ownership of MPC stock purchased on May 23, 2012. As the terms of this agreement were substantially agreed to and that all operations with MPC were terminated prior to the close of the 2012 fiscal year, the Company recorded a loss on disposal of assets of $24,730 and a gain on forgiveness of debt in connection with the termination agreement of $311,479.

NOTE 5 – RELATED PARTY TRANSACTIONS

At December 31, 2012, $552,140 was due to related parties for operating expenses paid on behalf of the Company and other related party payables. During the period ended March 31, 2013, $258,181 was paid subsequent to the year-end through the issuance 5,163,622 common shares of the Company. The Company accrued an additional $20,129 of interest leaving an ending balance of $314,088 in related party payables.

At December 31, 2012, the outstanding balance of related party notes payable was $398,244. During the three months ended March 31, 2013, the Company made no further payments against the outstanding related party note payable. The Company is in discussions with the related party to arrange repayment. A related party paid for $43,214 of interest expense during the period leaving an ending balance of $441,458 in notes payable due to related parties.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On June 27, 2012, the Company executed a convertible promissory note in the amount of $73,500. The note bears interest at a rate of 8% per annum and has a maturity date of March 29, 2013, but has not yet been paid. Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22%. The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note. The conversion price under the note is 59% multiplied by the market price that is the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. The total initial beneficial conversion feature recorded was $44,909. As of March 31, 2013, the Company has amortized the total outstanding debt discount of $44,909.

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

The warrants are exercisable by the holder at any time prior to two years from the date of issuance at an exercise price of $0.30 per share. The Company has issued warrants to purchase an aggregate of 7,979,333 shares of common stock of the Company in connection with the convertible notes. The Company determined the notes qualified for derivative liability treatment under ASC 815. The Company recorded an initial derivative liability of $459,072 and a debt discount of $598,000 on the origination date of the notes. As of March 31, 2013, the Company has amortized $230,598 of the total outstanding debt discount leaving an unamortized balance of $367,702.

On September 7, 2012, as consideration for amounts owed of $23,422, the Company issued an unsecured convertible promissory note bearing interest at a rate of 10% per annum and having a maturity date of September 7, 2013. The conversion price is equal to 75% of the closing bid price for the Company’s common stock on the trading day immediately preceding the conversion. The intrinsic value of the beneficial conversion feature and the debt discount associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $7,807. As of December 31, 2012, the Company has amortized $2,460 of the total outstanding debt discount leaving an unamortized debt discount of $5,347. On December 13, 2012, the note was assigned to another party and amended to change the conversion price to $0.05 per share, and to increase the principal from $23,422 to $28,000. During three months ended March 31, 2013, the note holder submitted a notice of conversion to convert the entire principal and interest due on February 28, 2013.

On December 6, 2012, for aggregate gross proceeds of $75,000, the Company issued an unsecured convertible promissory note. The convertible note accrues interest at a rate of 10% per annum and has a maturity date of December 6, 2013. The note also carried an original issue discount of $8,333 that was recorded as interest expense. The conversion price is the lesser of $0.16 or 70% of the lowest trade price in the 25 trading days prior to the conversion. The Company determined the notes qualified for derivative liability treatment under ASC 815. The Company recorded an initial derivative liability of $81,906 and a debt discount of $81,906 on the origination date of the note. As of March 31, 2013, the Company has amortized $25,806 of the total outstanding debt discount leaving an unamortized debt discount of $56,100.

Pursuant to the agreement to unwind the original acquisition of ACT, the Company agreed to pay the vendors an aggregate of 147,000 Euros or US$194,446 as follows: 45,000 Euros ($59,524 USD) on or before March 31, 2013; 55,000 Euros ($72,752 USD) on or before April 30, 2013; and 47,000 Euros ($62,170 USD) on May 15, 2013. The amounts owing are unsecured and noninterest bearing.

On January 15, 2013, the Company executed a convertible promissory note in the amount of $73,500. The note bears interest at a rate of 8% per annum and has a maturity date of September 17, 2013. Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22 percent. The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note. The conversion price under the note is 59% multiplied by the market price that is the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. The total initial beneficial conversion feature recorded was $73,500. As of March 31, 2013, the Company has amortized $22,500 of the total outstanding debt discount leaving an unamortized debt discount of $51,000.

NOTE 7 – DERIVATIVE LIABILITY

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

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 1.00 and 2.02 years, risk free rates of between 0.18 and 0.27 percent, and annualized volatility of between 149% and 172%. At December 31, 2012, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.65 and 1.70 years, risk free rates of between 0.16 and 0.31 percent, and annualized volatility of between 159 and 172 percent and determined that, during the year ended December 31, 2012, the Company’s derivative liability decreased by $316,606 to $224,372. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation. At March 31, 2013, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.44 and 0.68 years, risk free rates of between 0.11 and 0.14 percent, and annualized volatility of between 192 and 217 percent and determined that, during the period ended March 31, 2013, the Company’s derivative liability decreased by $150,442 to $73,930, $9,393 of which related to related party convertible notes payable. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as Series A Convertible Redeemable Preferred Stock, par value of $0.001. As of March 31, 2013, there were 2,043 of Series A Convertible Redeemable Preferred Stock issued and outstanding, respectively. The shares have the following provisions:

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

NOTE 9 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 80,018,621 shares were issued outstanding as of March 31, 2013. The activity surrounding the issuances of the Common Stock is as follows:

During the three months ended March 31, 2013 the Company issued 5,164,621 shares of common stock as payment for accounts payables at an average price of $0.08 per share. The Company issued 5,124,498 shares of common stock at an average price of $0.07 per share as payment for services $445,555 and subscriptions payable of $75,024. The Company also issued 582,331 shares of common stock in conversion of notes payable of $20,382 at a price of $0.04 per share.

NOTE 10 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the three month ended March 31, 2013:

	Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2012	24,361,948	$0.34
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2013	24,361,948	$0.34

The following table discloses information regarding outstanding and exercisable options and warrants at March 31, 2013:

	Outstanding:			Exercisable:
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.20 – $0.29	2,000,000	0.20	3.67	2,000,000	0.20
$0.30 – $0.39	19,747,948	0.34	2.65	19,747,948	0.34
$0.40 – $0.49	814,000	0.40	2.01	814,000	0.40
$0.50 – $0.59	1,800,000	0.50	0.07	1,800,000	0.50
	24,361,948	0.34	2.53	24,361,948	0.34

NOTE 11 – SUBSEQUENT EVENTS

Effective May 5, 2013, Robert W. Garnett resigned as Company’s Chief Financial Officer and as a member of our Board of Directors. Mr. Garnett was a member of the Company’s Audit Committee.

On May 14, 2013, the Company entered into a letter of intent to acquire Tech Hollywood Studios Corp ("Tech Hollywood"). Tech Hollywood is a technology provider and interactive media company committed to redefining how television programming is monetized. Following the acquisition, Bitzio intends to change its name to Tech Hollywood Studios and will relocate its headquarters to Los Angeles, California.  Mr. Thomas Tadayon will be appointed Chief Executive Officer and Chairman of the Board of Directors.  Mr. Henricsson will remain on the Board of Directors. Bitzio will acquire Tech Hollywood in an all stock deal that will represent 80% of its shares outstanding at closing. The closing of the Tech Hollywood acquisition is contingent upon the Company securing certain financing arrangements and completing a capital restructuring, including converting certain of its outstanding securities and obligations, along with the authorization of additional shares and divestiture of certain operating divisions. The acquisition is expected to close during the second quarter of 2013.

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

Summary Overview

Bitzio is a holding company for various mobile media and app development subsidiaries with existing apps and rights to develop new apps around certain entertainment properties.

Acquisitions

On July 27, 2011, we acquired Bitzio Corp., a developer of mobile applications for smartphones, which is now operated as Bitzio Mobile Apps, Inc. Bitzio Mobile Apps has developed over 140 mobile applications with over 650,000 downloads in total and is in the process of developing additional mobile applications.

On November 9, 2011, we acquired Thinking Drone, Inc., a developer of iPhone and Android apps under the “Free the Apps” brand. Founded in 2009, Free the Apps has created many highly successful apps, including "Top 10" overall apps featured in iTunes App Store. Their success is not only creating top revenue generating apps but also using that acumen to help other developers get the visibility their apps need in the crowded mobile apps space. Using proven strategies, Free the Apps provides developers with social and online solutions to get their apps in a “top” list and extend their reach to extensive customer base. With almost 40 million downloads and counting, some of Free the Apps highly successful free apps include Convert Units for Free and Crop for Free.

On May 23, 2012, Bitzio, Inc. and MPC entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 6,500,000 shares of the Company's common stock. Pursuant to a Termination Agreement executed on February 14, 2013, Bitzio agreed to return 100% ownership of MPC stock purchased on May 23, 2012. Other terms of the agreement include: neither party shall have any further obligations to the other; all stock options granted to all employees, consultants of MPC and the original vendor shall be deemed void; and in full settlement of any other claims, we agreed to allow the 6,500,000 shares of the company from the initial agreement to remain in possession of the holders subject to resale restrictions.

On June 4, 2012, Bitzio, Inc. and ACT entered into a share purchase agreement wherein Bitzio acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company. On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros ($194,447 USD) to ACT.

On August 31, 2012, Bitzio entered into a sale agreement wherein Bitzio disposed of the assets and liabilities related to its information productions division. The accounting loss on disposal was $585,031.

On May 14, 2013, Bitzio signed a Letter of Intent regarding the Company's proposed acquisition of Tech Hollywood. Bitzio intends to acquire Tech Hollywood for a purchase price consisting of approximately 80% of the Company’s fully diluted common stock.  The closing of the proposed Acquisition will be conditional upon, among other things, the Company's ability to secure certain financing arrangements and completion of a capital restructuring—including converting certain of its outstanding securities and obligations and the authorization of additional shares and divestiture of certain operating divisions—as well as Tech Hollywood’s acquisition of Looking Hollywood Corp.

Going Concern

As a result of our financial condition, our auditors have indicated in a footnote to our financial statements of March 31, 2013 describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last approximately seven months. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Three months ended March 31, 2013 and 2012

Results from Continuing Operations

Our revenues from continuing operations for the three months ended March 31, 2013 were $42,479, compared to $110,485 for the three months ended March 31, 2012. We had very little operations in the first three months of fiscal 2013, and thus comparisons between 2013 and 2012 are dramatic.

Revenues

For the three months ended March 31, 2013, we had revenues of $42,479 from continuing operations, compared to $110,485 for the three months ended March 31, 2012. Our revenues are derived from the sale of software and mobile applications.

Operating Expenses

Our operating expenses from continuing operations consisted of professional fees of $665,248, and general and administrative expenses of $52,378.

Loss from Operations

Our loss from continuing operations was $732,803 for the three months ended March 31, 2013, compared to a loss from operations of $2,014,298 for the three months ended March 31, 2012.

Other Expense

We had interest expense, debt discount amortization and other financing costs of $234,391 for the three months ended March 31, 2013, compared to $478,837 for the three months ended March 31, 2012.

Discontinued Operations

We had income from discontinued operations of $-0- for the three months ended March 31, 2013, compared to $568 for the three months ended March 31, 2012.

Net Loss

Our net loss for the three months ended March 31, 2013 was $732,803, compared to a net loss of $2,014,866 for the three months ended March 31, 2012.

Liquidity and Capital Resources

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Our principal source of liquidity as of March 31, 2013 consisted of cash of $33,533. We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions.

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

Our cash decreased by $6,335 from $39,868 at December 31, 2012 to $33,533 as of March 31, 2013 as a result of cash used in operating activities from continuing operations of $6,335.

Cash Requirements

We had cash available as of March 31, 2013 of $33,533. Based on our current revenues, cash on hand, and our current net monthly burn rate of approximately $60,000, we will need to continue to raise money from the sales of our securities to fund operations.

Sources and Uses of Cash

Operations

Our net cash used in continuing operating activities was $6,335 for the three months ended March 31, 2013, compared to $276,282 for the three months ended March 31, 2012. The increased use is a result of the activities to develop our mobile applications and obtain media license rights. Net cash flows used in discontinued operations was $-0- and $6,686 for the three months ended March 31, 2013 and 2012, respectively.

For the three months ended March 31, 2013, our net cash used in operating activities consisted of our net loss of $732,803, offset primarily by notes payable repaid by a related party of $193,214, amortization of debt discounts on convertible notes payable of $187,483, common stock issued for services of $370,530 and an increase in accounts payable and related party payables of $114,520.

Investments

Our net cash provided by investing activities was $-0- and $12,830 for the three months ended March 31, 2013 and 2012, respectively.

Financing

Our net cash provided by financing activities was $-0- for the three months ended March 31, 2013, compared to $110,190 for the three months ended March 31, 2012.

For the three months ended March 31, 2012, our net cash provided by financing activities consisted primarily of proceeds from preferred stock of $5,108, proceeds from stock subscriptions payable of $200,000, offset by repayments on notes payable of $94,918.

Contractual obligations and other commitments

We have no commitments under operating leases or rental agreements.

Off-balance sheet arrangements

As of March 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below with respect to our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 1A – RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2013, the Company has issued no unregistered equity security sales.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Bitzio, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Chief Financial Officer of Bitzio, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Chief Executive Officer of Bitzio, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification by the Chief Financial Officer of Bitzio, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2013	BITZIO, INC.

	By:	/s/ Peter Henricsson
Peter Henricsson
President and Chief Executive Officer

Dated: May 20, 2013	By:	/s/ Gordon McDougall
Gordon McDougall
Principal Accounting and Financial Officer