Form 10-Q
period 2013-06-30
Bitzio, Inc.
filed 2013-08-30
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 28, 2013 the number of shares of the registrant’s classes of common stock outstanding was 87,938,277.

2

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

The results for the period ended June 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 11, 2013.

3

BITZIO, INC
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$51,685	$39,868
Accounts receivable, net	-	14,807
Prepaid expenses and other current assets	6,316	62,839
Total Current Assets	58,001	117,514

Other Assets
Intangible assets, net	-	58,604
Other receivable	10,000	-
Note Receivable	90,000	-
Interest Receivable	730	-
Goodwill	-	133,435
Total Other Assets	100,730	192,039

Total Assets	$158,731	$309,553

Liabilities and Stockholders’ Equity Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$608,725	$386,554
Related party payable	365,146	552,140
Notes payable	292,660	592,690
Convertible notes, net of discount	658,991	268,290
Derivative liability	89,940	224,372
Total Current Liabilities	2,015,462	2,024,046

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 2,043,120 shares issued and outstanding	2,043	2,043
Common stock, $0.001 par value; 250,000,000 shares authorized; 80,795,420 and 69,923,970 shares issued and outstanding, respectively	80,797	69,924
Additional paid in capital	19,287,393	18,236,567
Stock subscriptions payable	177,581	252,605
Accumulated deficit	(21,404,545)	(20,275,632)
Total stockholders’ deficit	(1,856,731)	(1,714,493)
Total Liabilities and Stockholders’ Deficit	$158,731	$309,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$-	$365,376	$-	$795,740

Operating Expenses
Professional fees	390,170	692,703	1,018,733	2,637,351
Executive compensation	-	-		127,500
General and administrative	64,633	382,536	117,011	758,169
Impairment of goodwill	-	3,981,508	-	3,981,508
Total operating expenses	454,803	5,056,747	1,135,744	7,504,528

Loss from Operations	(454,803)	(4,691,371)	(1,135,744)	(6,708,788)

Other Income (Expense)
Interest expense	(246,819)	(59,331)	(454,897)	(157,854)
Gain (loss) on derivative liability	(15,695)	-	134,432	-
Total other income (expense)	(262,514)	(59,331)	(320,465)	(157,854)

Loss Before Income Taxes	$(717,317)	$(4,750,702)	(1,456,209)	(6,866,642)
Provision For Income Taxes	-	-	-	-

Net Loss From Continuing Operations	(717,317)	(4,750,702)	(1,456,209)	(6,866,642)

Gain on disposal of discontinued operations	278,937	-	278,937	-
Income from discontinued operations	2,270	92,400	48,359	193,474

Net Loss	(396,110)	(4,658,302)	(1,128,913)	(6,673,168)

Basic and Diluted Loss Per Share from Continuing Operations	$(0.01)	$(0.08)	$(0.01)	$(0.13)
Basic and Diluted Loss Per Share from Discontinued Operations	$0.00	$0.00	$0.00	$0.00
Basic and Diluted Loss Per Share	(0.01)	(0.08)	(0.01)	(0.13)
Basic and Diluted Weighted Average Common Shares	80,795,420	57,231,252	78,756,933	54,123,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(1,128,913)	$(6,673,168)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,477	332,918
Gain on disposal of discontinued operations	(278,987)	-
Expenses paid on behalf of the company	207,797	129,645
Amortization of debt discounts on convertible notes	352,586	20,272
Origination interest on convertible notes payable	5,347	-
Change in derivative liabilities	(134,432)	-
Impairment of goodwill	-	3,981,508
Common shares issued for services	370,531	361,286
Stock options issued for services	-	893,928
Changes in operating assets and liabilities:
Accounts receivable	14,807	(51,105)
Prepaid expenses and other current assets	56,523	19,680
Interest receivable	(730)	-
Accounts payable and accrued expenses	358,634	231,414
Related party payables	71,187	209,875
Deferred revenue	-	(52,634)
Net cash provided by (used) in operating activities	(98,123)	(596,381)

Cash Flows from Investing Activities
Proceeds from disposal of discontinued operations	109,940	-
Cash acquired in acquisition of subsidiary	-	20,959
Cash invested in note receivable	(90,000)	-
Net cash provided by (used in) investing activities	19,940	20,959

Cash Flows from Financing Activities
Repayments on notes payable	(110,000)	(102,524)
Repayments on convertible debenture	(83,500)	(26,250)
Proceeds from notes payable	110,000	-
Proceeds from convertible notes payable	173,500	-
Proceeds from sale of common stock	-	450,000
Proceeds from sale of preferred stock	-	5,108
Proceeds from stock subscriptions payable	-	123,000
Net cash provided by (used in) financing activities	90,000	449,334

Net increase in cash	11,817	(126,088)
Cash, beginning of period	39,868	181,725

Cash and Cash Equivalents, end of period	$51,685	$55,637

Cash Paid For:
Interest	$44,856	$21,334
Income taxes	$-	$-

Non-cash Financing and Investing Activities
Debt discounts on convertible notes payable	$193,500	$-
Common stock issued for debt	$422,643	$-
Notes payable and warrants issued for acquisition of subsidiary	$-	$713,150
Preferred stock for acquisition of subsidiary	$-	$2,084,231
Common stock for acquisition of subsidiary	$-	$2,145,000
Common stock issued for prepaid services	$-	$213,375
Issuance of common stock on debenture conversion	$-	$100,000
Common stock issued for stock subscriptions payable	$-	$186,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Bitzio, Inc. was originally formed as Rocky Mountain Fudge Company, Inc. (“the Company”, “we”, “Bitzio”) on January 4, 1990 as a Utah corporation. On July 28, 1998, the Company converted from a Utah corporation to a Nevada corporation. Effective June 10, 2011, the Company changed its name from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc. Pursuant to this transaction, shares of the Company’s common stock are now trading under the Company’s new trading symbol, BTZO. Bitzio is focused primarily on smartphone applications.

On July 27, 2011, Bitzio, Inc. and Bitzio, LLC entered into a share exchange agreement wherein Bitzio, Inc. issued 5,000,000 shares of the Company’s common stock in exchange for 100% of the members’ equity of Bitzio, LLC. Through this transaction Bitzio, LLC became a wholly owned subsidiary of Bitzio, Inc.

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

On May 23, 2012, Bitzio, Inc. and Motion Pixel Corporation Holdings (“MPC”) entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 6,500,000 shares of the Company’s common stock. Pursuant to a Termination Agreement executed on February 14, 2013, Bitzio agreed to return 100% ownership of MPC stock purchased on May 23, 2012. Other terms of the agreement include: neither party shall have any further obligations to the other; all stock options granted to all employees, consultants of MPC and the original vendor shall be deemed void; and in full settlement of any other claims, we agreed to allow the 6,500,000 shares of the company from the initial agreement to remain in possession of the holders subject to resale restrictions.

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

On May 14, 2013, Bitzio signed a Letter of Intent regarding the Company’s proposed acquisition of Tech Hollywood. Bitzio intends to acquire Tech Hollywood for a purchase price consisting of approximately 80% of the Company’s fully diluted common stock. The closing of the proposed Acquisition will be conditional upon, among other things, the Company’s ability to secure certain financing arrangements and completion of a capital restructuring—including converting certain of its outstanding securities and obligations and the authorization of additional shares and divestiture of certain operating divisions—as well as Tech Hollywood’s acquisition of Looking Hollywood Corp.

On July 25, 2013, the Company determined that it was going to be unable to obtain the necessary financing to complete this proposed transaction and has cancelled its agreement with Tech Hollywood.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying condensed consolidated balance sheets and related condensed consolidated statements of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “Commission”) on April 11, 2013.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 22,830,880 such potentially dilutive shares excluded as of June 30, 2013.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 and June 30, 2013 consolidated financial statements have been reclassified to conform to the presentation in the June 30, 2013 consolidated financial statements.

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

On April 4, 2013 the Company completed the sale of its wholly owned subsidiary, Thinking Drone LLC to a third party. The Company sold certain and specific assets owned by these entities, including applications developed by and for these subsidiaries, including it source code, intellectual property, copyrights and domain name and website ownership, where applicable.  In consideration of the sale, the Company received $450,000.  In addition, $80,000 was placed in to an escrow which was released in May, 2013 based on the satisfaction of certain covenants required by the Asset Purchase Agreement.  The proceeds of this sale were used by the Company to repay underlying indebtedness of $343,244. The balance of the proceeds was used for general corporate purposes. The transferred business and assets of Thinking Drone LLC have been presented as discontinued operations in these consolidated financial statements, with a gain shown on disposal of discontinued operations of $278,987.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On June 27, 2012, the Company executed a convertible promissory note in the amount of $73,500. The note bears interest at a rate of 8% per annum and has a maturity date of March 29, 2013, but has not yet been paid. Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22%. The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note. The conversion price under the note is 59% multiplied by the market price that is the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. The total initial beneficial conversion feature recorded was $44,909. As of June 30, 2013, the Company has repaid the outstanding debt, and fully amortized the debt discount.

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

The warrants are exercisable by the holder at any time prior to two years from the date of issuance at an exercise price of $0.30 per share. The Company has issued warrants to purchase an aggregate of 7,979,333 shares of common stock of the Company in connection with the convertible notes. The Company determined the notes qualified for derivative liability treatment under ASC 815. The Company recorded an initial derivative liability of $459,072 and a debt discount of $598,000 on the origination date of the notes. As of June 30, 2013, the Company has amortized $332,031 of the total outstanding debt discount leaving an unamortized balance of $265,969.

On September 7, 2012, as consideration for amounts owed of $23,422, the Company issued an unsecured convertible promissory note bearing interest at a rate of 10% per annum and having a maturity date of September 7, 2013. The conversion price is equal to 75% of the closing bid price for the Company’s common stock on the trading day immediately preceding the conversion. The intrinsic value of the beneficial conversion feature and the debt discount associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $7,807. As of December 31, 2012, the Company has amortized $2,460 of the total outstanding debt discount leaving an unamortized debt discount of $5,347. On December 13, 2012, the note was assigned to another party and amended to change the conversion price to $0.05 per share, and to increase the principal from $23,422 to $28,000. During six months ended June 30, 2013, the note holder submitted a notice of conversion to convert the entire principal and interest due on February 28, 2013.

On December 6, 2012, for aggregate gross proceeds of $75,000, the Company issued an unsecured convertible promissory note. The convertible note accrues interest at a rate of 10% per annum and has a maturity date of December 6, 2013. The note also carried an original issue discount of $8,333 that was recorded as interest expense. The conversion price is the lesser of $0.16 or 70% of the lowest trade price in the 25 trading days prior to the conversion. The Company determined the notes qualified for derivative liability treatment under ASC 815. The Company recorded an initial derivative liability of $81,906 and a debt discount of $81,906 on the origination date of the note. As of June 30, 2013, the Company has amortized $46,226 of the total outstanding debt discount leaving an unamortized debt discount of $35,680.

Pursuant to the agreement to unwind the original acquisition of ACT, the Company agreed to pay the vendors an aggregate of 147,000 Euros or US$194,446 as follows: 45,000 Euros ($59,524 USD) on or before March 31, 2013; 55,000 Euros ($72,752 USD) on or before April 30, 2013; and 47,000 Euros ($62,170 USD) on May 15, 2013. The amounts owing are unsecured and noninterest bearing.

On January 15, 2013, the Company executed a convertible promissory note in the amount of $73,500. The note bears interest at a rate of 8% per annum and has a maturity date of September 17, 2013. Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22 percent. The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note. The conversion price under the note is 59% multiplied by the market price that is the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. The total initial beneficial conversion feature recorded was $73,500. As of June 30, 2013, the Company has amortized $49,800 of the total outstanding debt discount leaving an unamortized debt discount of $23,700.

On May 24, 2013, the Company entered into a Convertible Promissory Note in the amount of $100,000 with Technor Services, Ltd. (the “Technor Note”), which is an entity who is owned by the Company's former Chief Executive Officer Peter Henricsson. The Technor Note bears interest at the rate of 10% per year, and which is due and payable at the earlier of 1) September 12, 2103, 2) an event of default, or 3) a change of control of the Company. The Technor Note is convertible into common stock of the Company at the election of Technor at a fixed rate of $0.15 per share.

NOTE 6 – NOTES PAYABLE

At December 31, 2012, the outstanding balance of notes payable was $398,244. During the six months ended June 30, 2013, a third-party advanced $110,000 to the Company; the entire amount was repaid as of June 30, 2013. The Company used proceeds of the sale of its wholly owned subsidiary to repay $343,244 of the related Note Payable. Note holder paid for $43,214 of interest expense of the Company during the period leaving an ending balance of $98,214 in notes payable.

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

At June 30, 2013, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.19 and 1.20 years, risk free rates of between 0.10 and 0.36 percent, and annualized volatility of between 176 and 190 percent and determined that, during six months ended June 30, 2013, the Company’s derivative liability decreased by $134,432 to $89,940. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as Series A Convertible Redeemable Preferred Stock, par value of $0.001. As of December 31, 2012 and June 30, 2013, there were 2,043,120 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding, respectively. The shares have the following provisions:

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

NOTE 9 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 80,795,420 shares were issued outstanding as of June 30, 2013. The activity surrounding the issuances of the Common Stock is as follows:

During the six months ended June 30, 2013 the Company issued 10,871,450 shares of common stock as payment for accounts. The Company issued 5,164,621 shares of common stock as payment for accounts payables at an average price of $0.08 per share. The Company issued 5,124,498 shares of common stock at an average price of $0.07 per share as payment for services valued at $370,531 and subscriptions payable of $75,024. The Company also issued 582,331 shares of common stock in conversion of notes payable of $20,382 at a price of $0.04 per share.

NOTE 10 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2012	24,361,948	$0.34
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,800,000)	0.50
Outstanding, June 30, 2013	22,561,948	$0.33

The following table discloses information regarding outstanding and exercisable options and warrants at June 30, 2013:

		Outstanding:		Exercisable:
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.20 – $0.29	2,000,000	0.20	3.42	2,000,000	0.20
$0.30 – $0.39	19,747,948	0.34	2.41	19,747,948	0.34
$0.40 – $0.49	814,000	0.40	1.76	814,000	0.40
$0.50 – $0.59	-	-	-	-	-
	22,561,948	0.34	2.53	22,561,948	0.34

NOTE 11 – SUBSEQUENT EVENTS

As previously disclosed on May 14, 2013, the Company had entered into an agreement to acquire Tech Hollywood Studios Corp. (“Tech Hollywood”). Tech Hollywood is a technology provider and interactive media company committed to redefining how television programming is monetized. Tech Hollywood is developing “IWantIt”, a highly scalable technology platform comprised of a front-end mobile app being deployed on all major mobile platforms, and a comprehensive back-end commerce platform.

As of July 25, 2013 the Company determined that it was going to be unable to obtain the necessary financing to complete this proposed transaction and has cancelled its agreement with Tech Hollywood.

Effective July 25, 2013, Bitzio, Inc. appointed Hubert J. Blanchette to its Board of Directors. From 2006 to present, Mr. Blanchette has held the position of Director of Skipjack Dive & Dancewear Inc., and from 2003 to present has held the position of Director Chronic Car Audio Inc. Mr. Blanchette was added to the Board of Directors because of his experience with turn around management.

Effective July 25, 2013, and subsequent to the appointment of Mr. Blanchette to the Board of Directors, Peter Henricsson resigned as the Company’s President, Chief Executive Officer, Principal Executive Officer and Chairman of its Board of Directors. There was no dispute between Mr. Henricsson and the Company’s management.

Effective July 25, 2013, Gordon McDougall, as a member of its Board of Directors, nominated Mr. Blanchette for the positions of President, Chief Executive Officer, Secretary, Chief Financial Officer and Chairman of the Board. The board approved the nominations and Mr. Blanchette accepted to acting as the Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board for Bitzio.

Effective July 25, 2013, and subsequent to the appointment of Mr. Blanchette as Chairman of the Board of Directors, Gordon McDougall resigned as the Company’s Principal Accounting and Financial Officer, and from its Board of Directors. There was no dispute between Mr. McDougall and the Company’s management.

On August 2, 2013, the Company issued 7,142,857 shares of common stock in conversion of notes payable of $15,000 at a price of $0.0021 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 9, 2011, we acquired Thinking Drone, Inc., a developer of iPhone and Android apps under the “Free the Apps” brand. Founded in 2009, Free the Apps has created many highly successful apps, including “Top 10” overall apps featured in iTunes App Store. Their success is not only creating top revenue generating apps but also using that acumen to help other developers get the visibility their apps need in the crowded mobile apps space. Using proven strategies, Free the Apps provides developers with social and online solutions to get their apps in a “top” list and extend their reach to extensive customer base. With almost 40 million downloads and counting, some of Free the Apps highly successful free apps include Convert Units for Free and Crop for Free.

On April 4, 2013 the Company completed the sale of its wholly owned subsidiary, Thinking Drone LLC to a third party. The transferred business and assets of Thinking Drone LLC have been presented as discontinued operations in these financial statements, with a gain shown on disposal of discontinued operations.

On May 23, 2012, Bitzio, Inc. and MPC entered into a share purchase agreement wherein Bitzio, Inc. acquired all of the issued and outstanding member’s equity in exchange for 6,500,000 shares of the Company’s common stock. Pursuant to a Termination Agreement executed on February 14, 2013, Bitzio agreed to return 100% ownership of MPC stock purchased on May 23, 2012. Other terms of the agreement include: neither party shall have any further obligations to the other; all stock options granted to all employees, consultants of MPC and the original vendor shall be deemed void; and in full settlement of any other claims, we agreed to allow the 6,500,000 shares of the company from the initial agreement to remain in possession of the holders subject to resale restrictions.

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

On May 14, 2013, Bitzio signed a Letter of Intent regarding the Company’s proposed acquisition of Tech Hollywood. Bitzio intends to acquire Tech Hollywood for a purchase price consisting of approximately 80% of the Company’s fully diluted common stock. The closing of the proposed Acquisition will be conditional upon, among other things, the Company’s ability to secure certain financing arrangements and completion of a capital restructuring—including converting certain of its outstanding securities and obligations and the authorization of additional shares and divestiture of certain operating divisions—as well as Tech Hollywood’s acquisition of Looking Hollywood Corp.

 On July 25, 2013 the Company determined that it was going to be unable to obtain the necessary financing to complete this proposed transaction and has cancelled its agreement with Tech Hollywood.

Going Concern

As a result of our financial condition, we have indicated in a footnote to our financial statements of June 30, 2013 describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last approximately seven months. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results from Continuing Operations

Three months ended June 30, 2013 and 2012

Revenues

For the three months ended June 30, 2013, we had no revenues from continuing operations, compared to $365,376 for the three months ended June 30, 2012.  The revenues were adversely affected by lack of available funds to invest in marketing of Company’s products.

Operating Expenses

Our operating expenses from operations consisted of professional fees of $390,170, and general and administrative expenses of $64,633, compared to professional fees of $ 692,703, and general and administrative expenses of $382,536 for the three months ended June 30, 2012. We also had an impairment of goodwill in the amount of $3,981,508 for the three months ended June 30, 2012.

Loss from Operations

Our loss from operations was $454,803 for the three months ended June 30, 2013, compared to a loss from operations of $4,598,971 for the three months ended June 30, 2012.

Other Income

We had interest expense of $246,819 for the three months ended June 30, 2013, compared to $59,331 for the three months ended June 30, 2012. We also had loss on derivative liability of $15,695 for the three months ended June 30, 2013.

Income from Discontinued Operations

Our income from discontinued operations was $42,270 for the three months ended June 30, 2013, compared to income from discontinued operations of $92,400 for the three months ended June 30, 2012. We had gain on disposal of discontinued operations of $278,937 for the three months ended June 30, 2013.

Net Loss

Our net loss for the three months ended June 30, 2013 was $396,110, compared to a net loss of $4,658,302 for the three months ended June 30, 2012.

Six months ended June 30, 2013 and 2012

Revenues

For the six months ended June 30, 2013, we had no revenues from continuing operations, compared to $795,740 for the six months ended June 30, 2012.  The revenues were adversely affected by lack of available funds to invest in marketing of company’s products.

Operating Expenses

Our operating expenses from operations consisted of professional fees of $1,018,733, and general and administrative expenses of $117,011, compared to professional fees of $ 2,637,351, and general and administrative expenses of $758,169 for the six months ended June 30, 2012. We also had an impairment of goodwill in the amount of $3,981,508, and executive compensation expense of $127,500 for the six months ended June 30, 2012.

Loss from Operations

Our loss from operations was $1,135,744 for the six months ended June 30, 2013, compared to a loss from operations of $6,708,788 for the six months ended June 30, 2012.

Other Expense

We had interest expense of $454,987 for the six months ended June 30, 2013, compared to $157,854 for the six months ended June 30, 2012. We also had gain on sale of subsidiary of $278,937, and gain on derivative liability of $134,432 for the six months ended June 30, 2013.

Income from Discontinued Operations

Our income from discontinued operations was $48,359 for the six months ended June 30, 2013, compared to income from discontinued operations of $193,474 for the six months ended June 30, 2012. We had gain on disposal of discontinued operations of $278,937 for the six months ended June 30, 2013.

Net Loss

Our net loss for the six months ended June 30, 2013 was $1,128,913, compared to a net loss of $6,673,168 for the six months ended June 30, 2012.

Liquidity and Capital Resources

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Our principal source of liquidity as of June 30, 2013 consisted of cash of $51,685. We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. Management’s plan is to obtain such resources from management and significant shareholders sufficient to meet our minimal operating expenses and to seek equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Operations

Our net cash provided by (used in) continuing operating activities was $98,123 for the six months ended June 30, 2013, compared to ($596,381) for the six months ended June 30, 2012.

For the six months ended June 30, 2013, our net cash used in operating activities consisted of our net loss of $1,128,913, offset primarily by expenses paid on behalf of the company of $207,797, depreciation and amortization of $7,477 stock issued for services of $370,531, change in derivative liability of ($134,432), amortization of debt discounts on convertible notes of $352,586,origination interest on convertible notes payable of $5,347, gain on sale of subsidiaries of $278,987 and change in operating assets and liabilities of $490,421.

Investments

Our net cash used in investing activities was $90,000 for the six months ended June 30, 2013, compared to cash provided by investing activities in the amount of $20,959 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, our cash provided by investing activities consisted primarily of proceeds from disposal of discontinued operations of $109,000 and cash invested in note receivable of $90,000.

Financing

Our net cash provided by financing activities was $90,000 for the six months ended June 30, 2013, compared to cash provided by financing activities in the amount of $449,334 for the six months ended June 30, 2012.

For the six months ended June 30, 2013, our cash provided by financing activities consisted primarily of proceeds from note payable of $110,000 and proceed from convertible notes payable of $173,500. Our cash used in financing activities for the same period consisted of repayments on notes payable of $110,000 and repayments on convertible debenture of $ 83,500.

Contractual obligations and other commitments

We have no commitments under operating leases or rental agreements.

Off-balance sheet arrangements

As of June 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below with respect to our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2013, the Company has issued no unregistered equity security sales.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification by the Chief Executive Officer of Bitzio, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1*	Certification by the Chief Executive Officer of Bitzio, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 30, 2013	BITZIO, INC.

	By:	/s/ Hubert J. Blanchette
Hubert J. Blanchette
Chief Executive Officer

