Form 10-Q
period 2013-09-30
Bitzio, Inc.
filed 2013-11-15
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November __, 2013 the number of shares of the registrant’s classes of common stock outstanding was 162,829,883.

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

The results for the period ended September 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 11, 2013.

3

BITZIO, INC

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$6,137	$39,868
Accounts receivable, net	-	14,807
Prepaid expenses and other current assets	6,316	62,839
Total Current Assets	12,453	117,514

Other Assets
Intangible assets, net	-	58,604
Other receivable	10,000	-
Note Receivable	90,000	-
Interest Receivable	2,545	-
Goodwill	-	133,435
Total Other Assets	102,545	192,039

Total Assets	$114,998	$309,553

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$634,916	$386,554
Related party payable	365,146	552,140
Notes payable	288,630	592,690
Convertible notes, net of discount	765,849	268,290
Derivative liability	54,899	224,372
Total Current Liabilities	2,109,440	2,024,046

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; 2,043,120 shares issued and outstanding	$2,043	$2,043
Common stock, $0.001 par value; 250,000,000 shares authorized; 162,829,883 and 69,923,970 shares issued and outstanding, respectively	162,830	69,924
Additional paid in capital	19,337,916	18,236,567
Stock subscriptions payable	177,581	252,605
Accumulated deficit	(21,674,812)	(20,275,632)
Total stockholders’ deficit	(1,994,442)	(1,714,493)
Total Liabilities and Stockholders’ Deficit	$114,998	$309,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$9,990	$154,384	$9,990	$519,591

Operating Expenses
Professional fees	47,917	1,296,105	1,066,650	3,329,505
Executive compensation	-	-	-	127,500
General and administrative	12,576	120,593	129,587	418,151
Impairment of goodwill	-	-	-	3,981,508
Total operating expenses	60,493	1,416,698	1,196,237	7,856,664

Loss from Operations	(50,503)	(1,262,314)	(1,186,247)	(7,337,073)

Other Income (Expense)
Interest expense	(185,122)	(320,983)	(640,019)	(478,837)
Gain (Loss) on derivative liability	4,025	185,118	138,457	185,118
Loss on default	(38,667)	-	(38,667)	-
Total other income (expense)	(219,764)	(135,865)	(540,229)	(293,719)

Loss Before Income Taxes	$(270,267)	$(1,398,179)	(1,726,476)	(7,630,792)

Provision For Income Taxes	-	-	-	-

Net Loss From Continuing Operations	(270,267)	(1,398,179)	(1,726,476)	(7,630,792)

Gain (loss) on disposal of discontinued operations	-	(558,287)	278,937	(558,287)
Income (loss) from discontinued operations	-	(150,681)	48,359	(591,236)

Net Loss	(270,267)	(2,107,147)	(1,399,180)	(8,780,315)

Basic and Diluted Loss Per Share from Continuing Operations	$(0.00)	$(0.02)	$(0.02)	$(0.13)
Basic and Diluted Loss Per Share from Discontinued Operations	$-	$(0.00)	$0.00	$(0.01)
Basic and Diluted Loss Per Share	$(0.01)	$(0.08)	$(0.02)	$(0.13)
Basic and Diluted Weighted Average Common Shares	96,841,520	62,441,151	84,671,670	57,152,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(1,399,180)	$(8,780,315)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,477	163,363
Loss (gain) on sale of subsidiaries	(278,987)	558,287
Loss on default	38,667	-
Expenses paid on behalf of the company	207,797
Amortization of debt discounts on convertible notes	515,487	437,344
Origination interest on convertible notes payable	5,347	-
Change in derivative liabilities	(138,457)	(185,118)
Impairment of goodwill	-	3,981,508
Common stock issued for prepayment of debenture	-	20,272
Common shares issued for services	370,531	1,442,768
Stock options issued for services	-	925,685
Changes in operating assets and liabilities:
Accounts receivable	14,807	10,866
Prepaid expenses and other current assets	56,523	12,296
Interest receivable	(2,545)	-
Accounts payable and accrued expenses	387,675	(5,663)
Related party payables	71,187	-
Deferred revenue	-	(77,433)
Net cash provided by continuing operating activities	(143,671)	(1,496,140)
Net Cash Provided by Discontinued Operating Activities		461,746
Net cash provided by operating activities	$(143,671)	(1,034,394)

Cash Flows from Investing Activities
Cash acquired in acquisition of subsidiary	-	8,129
Proceeds from disposal of discontinued operations	109,940
Cash invested in note receivable	(90,000)
Purchase of equipment	-	(1,041)
Net cash provided by continuing investing activities	19,940	7,088
Net Cash Provided by Discontinued Investing Activities		-
Net cash provided by investing activities	19,940	7,088

Cash Flows from Financing Activities
Repayments on notes payable - related parties	-	(75,000)
Repayments on notes payable	(110,000)	-
Repayments on convertible debenture	(83,500)	(26,250)
Proceeds from notes payable	110,000
Proceeds from convertible notes payable	173,500	694,922
Proceeds from sale of common stock	-	450,000
Proceeds from sale of preferred stock	-	5,108
Proceeds from stock subscriptions payable	-
Net cash provided by continuing financing activities	90,000	1,048,780
Net Cash Provided by Discontinued Financing Activities	-	-
Net cash provided by financing activities	$90,000	$1,048,780

Effects of exchange rates on cash	-	(3,440)

Net increase in cash	(33,731)	18,034
Cash, beginning of period	39,868	181,725

Cash and Cash Equivalents, end of period	$6,137	$199,759

Cash Paid For:
Interest	$44,856	$25,243
Income taxes	$-	$-

Non-cash Financing and Investing Activities
Debt discounts on convertible notes payable	$193,500	$-
Common stock issued for debt	$422,643	$-
Notes payable and warrants issued for acquisition of subsidiary	$-	$713,150
Preferred stock for acquisition of subsidiary	$-	$2,084,231
Common stock for acquisition of subsidiary	$-	$2,145,000
Common stock issued for intangible assets	$-	$130,000
Issuance of common stock on debenture conversion	$-	$146,522
Common stock issued for stock subscriptions payable	$-	$186,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

On April 4, 2013 the Company completed the sale of its wholly owned subsidiary, Thinking Drone LLC to a third party. The transferred business and assets of Thinking Drone LLC have been presented as discontinued operations in these financial statements, with a gain shown on disposal of discontinued operations. After the sale of this subsidiary, the Company shifted its business strategy toward a fashion incubation model. This strategy was led and has been maintained by Gord McDougall of Tezi Advisory, Inc. and by Hubert Blanchette the company's CEO.

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

On July 25, 2013, Bitzio, Inc. appointed Hubert J. Blanchette to its Board of Directors. From 2006 to present, Mr. Blanchette has held the position of Director of Skipjack Dive & Dancewear Inc., and from 2003 to present has held the position of Director Chronic Car Audio Inc. Mr. Blanchette was added to the Board of Directors because of his experience with turn around management.

On July 25, 2013, and subsequent to the appointment of Mr. Blanchette to the Board of Directors, Peter Henricsson resigned as the Company’s President, Chief Executive Officer, Principal Executive Officer and Chairman of its Board of Directors. There was no dispute between Mr. Henricsson and the Company’s management.

On July 25, 2013, Gordon McDougall, as a member of its Board of Directors, nominated Mr. Blanchette for the positions of President, Chief Executive Officer, Secretary, Chief Financial Officer and Chairman of the Board. The board approved the nominations and Mr. Blanchette accepted to acting as the Chief Executive Officer, President, Secretary, Chief Financial Officer and Chairman of the Board for Bitzio.

On July 25, 2013, and subsequent to the appointment of Mr. Blanchette as Chairman of the Board of Directors, Gordon McDougall resigned as the Company’s Principal Accounting and Financial Officer, and from its Board of Directors. There was no dispute between Mr. McDougall and the Company’s management.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets and related condensed consolidated statements of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “Commission”) on April 11, 2013.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 22,830,880 such potentially dilutive shares excluded as of September 30, 2013.

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 and September 30, 2013 consolidated financial statements have been reclassified to conform to the presentation in the September 30, 2013 consolidated financial statements.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On June 27, 2012, the Company executed a convertible promissory note in the amount of $73,500. The note bears interest at a rate of 8% per annum and has a maturity date of March 29, 2013, but has not yet been paid. Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22%. The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note. The conversion price under the note is 59% multiplied by the market price that is the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. The total initial beneficial conversion feature recorded was $44,909. As of September 30, 2013, the Company has repaid the outstanding debt, and fully amortized the debt discount.

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

The warrants are exercisable by the holder at any time prior to two years from the date of issuance at an exercise price of $0.30 per share. The Company has issued warrants to purchase an aggregate of 7,979,333 shares of common stock of the Company in connection with the convertible notes. The Company determined the notes qualified for derivative liability treatment under ASC 815. The Company recorded an initial derivative liability of $459,072 and a debt discount of $598,000 on the origination date of the notes. As of September 30, 2013, the Company has amortized $420,340 of the total outstanding debt discount leaving an unamortized balance of $177,660.

On September 7, 2012, as consideration for amounts owed of $23,422, the Company issued an unsecured convertible promissory note bearing interest at a rate of 10% per annum and having a maturity date of September 7, 2013. The conversion price is equal to 75% of the closing bid price for the Company’s common stock on the trading day immediately preceding the conversion. The intrinsic value of the beneficial conversion feature and the debt discount associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $7,807. As of December 31, 2012, the Company has amortized $2,460 of the total outstanding debt discount leaving an unamortized debt discount of $5,347. On December 13, 2012, the note was assigned to another party and amended to change the conversion price to $0.05 per share, and to increase the principal from $23,422 to $28,000. During the nine months ended September 30, 2013, $28,000 of principal was converted into 582,331 common shares.

On December 6, 2012, for aggregate gross proceeds of $75,000, the Company issued an unsecured convertible promissory note. The convertible note accrues interest at a rate of 10% per annum and has a maturity date of December 6, 2013. The note also carried an original issue discount of $8,333 that was recorded as interest expense. The conversion price is the lesser of $0.16 or 70% of the lowest trade price in the 25 trading days prior to the conversion. The Company determined the notes qualified for derivative liability treatment under ASC 815. The Company recorded an initial derivative liability of $81,906 and a debt discount of $81,906 on the origination date of the note. As of September 30, 2013, the Company has amortized $66,871 of the total outstanding debt discount leaving an unamortized debt discount of $15,035. During the nine months ended September 30, 2013, $21,210 of principal was converted into 14,800,000 common shares.

Pursuant to the agreement to unwind the original acquisition of ACT, the Company agreed to pay the vendors an aggregate of 147,000 Euros or US$194,446 as follows: 45,000 Euros ($59,524 USD) on or before March 31, 2013; 55,000 Euros ($72,752 USD) on or before April 30, 2013; and 47,000 Euros ($62,170 USD) on May 15, 2013. The amounts owing are unsecured and noninterest bearing.

On January 15, 2013, the Company executed a convertible promissory note in the amount of $73,500. The note bears interest at a rate of 8% per annum and has a maturity date of September 17, 2013. Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22 percent. The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note. The conversion price under the note is 59% multiplied by the market price that is the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. The total initial beneficial conversion feature recorded was $73,500. During the nine months ended September 30, 2013, an aggregate of $73,500 of principal and $2,800 of interest was converted into 63,203,463 common shares.

On May 24, 2013, the Company entered into a Convertible Promissory Note in the amount of $100,000 with Technor Services, Ltd. (the “Technor Note”), which is an entity who is owned by the Company’s former Chief Executive Officer Peter Henricsson. The Technor Note bears interest at the rate of 10% per year, and which is due and payable at the earlier of 1) September 12, 2103, 2) an event of default, or 3) a change of control of the Company. The Technor Note is convertible into common stock of the Company at the election of Technor at a fixed rate of $0.15 per share.

NOTE 6 – DERIVATIVE LIABILITY

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

At September 30, 2013, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.01 and 0.18 years, risk free rates of between 0.02 and 0.36 percent, and annualized volatility of between 222 and 248 percent and determined that, during nine months ended September 30, 2013, the Company’s derivative liability decreased by $138,457 to $54,889. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

NOTE 7 – PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as Series A Convertible Redeemable Preferred Stock, par value of $0.001. As of December 31, 2012 and September 30, 2013, there were 2,043,120 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding, respectively. The shares have the following provisions:

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

NOTE 8 – COMMON STOCK

The Company has authorized 250,000,000 shares of $0.001 par value per share Common Stock, of which 162,829,883 shares were issued outstanding as of September 30, 2013. The activity surrounding the issuances of the Common Stock is as follows:

During the nine months ended September 30, 2013 the Company issued 92,905,913 shares of common stock as payment for accounts. The Company issued 5,164,621 shares of common stock as payment for accounts payables at an average price of $0.08 per share. The Company issued 5,124,498 shares of common stock at an average price of $0.07 per share as payment for services valued at $370.531 and subscriptions payable of $75,024. The Company also issued 82,616,794 shares of common stock in conversion of notes payable of $121,923.

NOTE 9 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2012	24,361,948	$0.34
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,800,000)	0.50
Outstanding, September 30, 2013	22,561,948	$0.33

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2013:

	Outstanding:			Exercisable:
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Number of Option Shares	Weighted Average Exercise Price
$ 0.20 – $0.29	2,000,000	0.20	3.17	2,000,000	0.20
$ 0.30 – $0.39	19,747,948	0.34	2.15	19,747,948	0.34
$ 0.40 – $0.49	814,000	0.40	1.51	814,000	0.40
$ 0.50 – $0.59	-	-	-	-	-
	22,561,948	0.33	2.22	22,561,948	0.33

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

Summary Overview

Bitzio is a holding company for various mobile media and app development subsidiaries with existing apps and rights to develop new apps around certain entertainment and fashion properties.

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

On August 31 2012, Bitzio entered into a sale agreement wherein Bitzio disposed of the assets and liabilities related to its information productions division. The accounting loss on disposal was $585,031.

On April 4, 2013 the Company completed the sale of its wholly owned subsidiary, Thinking Drone LLC to a third party. The transferred business and assets of Thinking Drone LLC have been presented as discontinued operations in these financial statements, with a gain shown on disposal of discontinued operations. After the sale of this subsidiary, the Company shifted its business strategy toward a fashion incubation model. This strategy was led and has been maintained by Gord McDougall of Tezi Advisory, Inc.

On May 14, 2013 Bitzio signed a Letter of Intent regarding the Company’s proposed acquisition of Tech Hollywood. Bitzio intends to acquire Tech Hollywood for a purchase price consisting of approximately 80% of the Company’s fully diluted common stock. The closing of the proposed Acquisition will be conditional upon, among other things, the Company’s ability to secure certain financing arrangements and completion of a capital restructuring—including converting certain of its outstanding securities and obligations and the authorization of additional shares and divestiture of certain operating divisions—as well as Tech Hollywood’s acquisition of Looking Hollywood Corp.

On July 25, 2013 the Company determined that it was going to be unable to obtain the necessary financing to complete this proposed transaction and has cancelled its agreement with Tech Hollywood.

On July 25, 2013 the Company appointed Hubert J. Blanchette to its Board of Directors, based on his experience in the fashion and apparel industries. The Company is currently developing its fashion incubation platform and has several candidates interested in acquiring the platform.

Going Concern

As a result of our financial condition, we have indicated in a footnote to our financial statements of September 30, 2013 describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last approximately seven months. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results from Continuing Operations

Three months ended September 30, 2013 and 2012

Revenues

For the three months ended September 30, 2013, we had revenues of $9,990 from continuing operations, compared to $154,384 for the three months ended September 30, 2012.

Operating Expenses

Our operating expenses from operations consisted of professional fees of $47,917, and general and administrative expenses of $12,576, compared to professional fees of $1,296,105, and general and administrative expenses of $120,593 for the three months ended September 30, 2012.

Loss from Operations

Our loss from operations was $50,503 for the three months ended September 30, 2013, compared to a loss from operations of $1,262,314 for the three months ended September 30, 2012.

Other Income

We had interest expense of $185,122 for the three months ended September 30, 2013, compared to $320,983 for the three months ended September 30, 2012. We also had gain on derivative liability of $4,025 for the three months ended September 30, 2013, compared to $185,118 for the nine months ended September 30, 2012.

Net Loss

Our net loss for the three months ended September 30, 2013 was $ $270,267, compared to a net loss of $2,107,147 for the three months ended September 30, 2012.

Nine months ended September 30, 2013 and 2012

Revenues

For the nine months ended September 30, 2013, we had revenues of $ 9,900 from continuing operations, compared to $519,591 for the nine months ended September 30, 2012.

Operating Expenses

Our operating expenses from operations consisted of professional fees of 1,066,650, and general and administrative expenses of $129,589, compared to professional fees of $3,329,505, and general and administrative expenses of $418,151 for the nine months ended September 30, 2012. We also had an impairment of goodwill in the amount of $3,981,508 for the nine months ended September 30, 2012.

Loss from Operations

Our loss from operations was $1,186,247 for the nine months ended September 30, 2013, compared to a loss from operations of $7,337,073 for the nine months ended September 30, 2012.

Other Expense

We had interest expense of $640,019 for the nine months ended September 30, 2013, compared to $478,837 for the nine months ended September 30, 2012. We also had gain on derivative liability of $138,457 for the nine months ended September 30, 2013, compared to $185,118 for the nine months ended September 30, 2012.

Gain on Disposal of Discontinued Operations

Our gain on disposal of discontinued operations was $278,937 for the nine months ended September 30, 2013, compared to loss on disposal of discontinued operations of $558,287 for the nine months ended September 30, 2012.

Net Loss

Our net loss for the nine months ended September 30, 2013 was $1,399,180, compared to a net loss of $8,780,315 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Our principal source of liquidity as of September 30, 2013 consisted of cash of $6,137. We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions.

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

Operations

Our net cash used in continuing operating activities was $ $143,671 for the nine months ended September 30, 2013, compared to $1,034,394 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, our net cash used in operating activities consisted of our net loss of $ $1,399,180, offset primarily by expenses paid on behalf of the company of $ 207,797, depreciation and amortization of $7,477 stock issued for services of $370,531, change in derivative liability of ($138,457),amortization of debt discounts on convertible notes of $515,487, origination interest on convertible notes payable of $5,347, gain on sale of subsidiaries of $278,987 and change in operating assets and liabilities of $527,647.

Investments

Our net cash provided by investing activities was $19,940 for the nine months ended September 30, 2013, compared $7,088 for the nine months ended September 30, 2012.

Financing

Our net cash provided by financing activities was $90,000 for the nine months ended September 30, 2013, compared to $1,048,780 for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, our cash provided by financing activities consisted primarily of proceeds from note payable of $110,000 and proceed from convertible notes payable of $173,500. Our cash used in financing activities for the same period consisted of repayments on notes payable of $110,000 and repayments on convertible debenture of $83,500.

Contractual obligations and other commitments

We have no commitments under operating leases or rental agreements.

Off-balance sheet arrangements

As of September 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below with respect to our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2013, the Company has issued no unregistered equity security sales.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of Bitzio, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Chief Executive Officer of Bitzio, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).9

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed Herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 15, 2013	BITZIO, INC.

	By:	/s/ Hubert J. Blanchette
Hubert J. Blanchette
Chief Executive Officer

