Form 10-K
period 2013-12-31
Bitzio, Inc.
filed 2014-04-10
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number 000-51688

Bitzio, Inc.

(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20152 S. Gilmore Street Winnetka, CA	91306
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (866) 824-7881

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Aggregate market value of the voting stock held by non-affiliates: $247,161, based on the closing sales price of our common stock on June 28, 2013 of $0.0134 per share. The voting stock held by non-affiliates on that date consisted of 18,444,876 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 8, 2014, there were 276,266,617 shares of common stock, par value $0.001, issued and outstanding.

BITZIO, INC.

PART I

ITEM 1 - BUSINESS

Cautionary Statement Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Corporate History

Bitzio, Inc. started in 2011 as a mobile app development business leveraging celebrity and athlete followings. On April 4, 2013 the Company completed the sale of its wholly owned subsidiary, Thinking Drone LLC to a third party. The transferred business and assets of Thinking Drone LLC have been presented as discontinued operations in the financial statements included in this Report, with a gain shown on disposal of discontinued operations. After the sale of this subsidiary, the Company shifted its business strategy toward a fashion incubation model. This strategy was led and has been maintained by Gordon McDougall, the Company’s CEO, and by Hubert Blanchette a member of the Company’s Board of Directors and prior CEO.

With its learnings from the celebrity market, in mid-2013, Bitzio shifted its focus to fashion with a Los Angeles-based apparel incubation model. Bitzio is a roll-up platform/apparel model that plans to acquire niche apparel businesses with current operations. Bitzio will accelerate these emerging brands with its extensive industry experience and centralized operations.

Our Business

BITZIO is a fashion brand management company, engaged in acquiring, promoting and marketing a portfolio of consumer brands. We intend to grow our portfolio of brands by acquiring multiple fashion and accessory brands and developing them for large -scale growth.

Our objective is to build a diversified portfolio of lifestyle consumer brands by acquiring emerging brands while leveraging our in-house brand management expertise. We also plan to consider entering into joint ventures and other partnerships to acquire brands. To achieve this objective, we intend to:

●	Increase distribution of brands by expanding the brands’ retail presence and optimizing sales through innovative marketing that increases consumer awareness and loyalty;

●	Develop international expansion through partnerships and other arrangements with leading retailers and wholesalers worldwide; and

●	Acquire consumer brands with broad appeal, applicability to a range of niche product categories, and an ability to diversify our portfolio. In assessing potential acquisitions or investments, we will primarily evaluate the strength of the targeted brand as well as the expected viability and sustainability of future royalty streams.

Advertising

Our advertising expenditures for our brands are dedicated largely to creating and developing creative advertising concepts, reaching appropriate arrangements with our strategic partners, other spokes people, advertisements and trade venues, and securing strong internet presence and product placement.

Current Businesses

Effective on November 18, 2013 Bitzio, Inc. entered into a Distribution Agreement with E-motion Apparel, Inc., which designs women’s apparel and accessories. The agreement grants Bitzio the exclusive worldwide right to distribute E-motion Apparel’s products using the E-motion Apparel trademarks and copyrights . The agreement also provides that Bitzio will make a five year non-interest-bearing $75,000 working capital loan to E-motion Apparel, and will pay a license fee of $300,000 to E-motion Apparel, payable in four semi-annual installments of $75,000 each commencing on December 31, 2014. The agreement has a term of five years, but the license will continue for any period during which E-motion Apparel owns any capital stock issued by Bitzio.

E-motion Apparel is a women’s contemporary brand specializing in the resort-wear market. E-motion represents equal parts fashion, function and wearable art. E-motion apparel is every day wear for every woman. E-motion is a modern take on tie-dye to create comfortable, dynamic casual wear for today’s active lifestyle. The brand’s product line incudes maxi dresses, mini dresses, skirts, tops and pants in both hand tie-dye patterns and solid colors. The brand currently uses mainly one fabric manufactured both domestically and overseas. The styles are made with the intention to appeal to most demographics from women in their 20s to women into 60s. The fabric, styles and hand tie-dyed methods are what differentiate this brand from other similar brands in the market. The brand will market its production through traditional channels such as trade shows, sales representatives, online marketing and social media. The product is manufactured both locally and overseas and shipped from our local facilities. E-motion Apparel is currently in high-end boutique and resorts across the country and expanding both domestically and internationally.

On February 22, 2014 the Company entered into a Memorandum of Understanding with Angie Daza d/b/a Cleo vii (the “MOU”), pursuant to which Angie Daza has contributed the brand “Cleo VII” to a subsidiary, Cleo VII, Inc., owned 51% by the Company and 49% by Ms. Daza. Cleo VII is an accessories brand that is produced under the Fair Trade Model. Cleo VII accessories are produced by women in small villages in Peru. By providing salaries to these women in payment for these accessories, these women are able to obtain a standard of living that allows them to live, put their children in school and have access to medical care. Cleo VII accessories are handmade, silver and gold plated, with semi previous stones in the shape of bracelets, earrings, anklets and more. Cleo VII has an exclusive Distribution Agreement with the manufacturers in Peru for the next 5 years for both North and South America. Angie Daza will serve as President and Designer for Cleo VII, Inc., and will provide warehousing and fulfillment services at a location in Miami, Florida. The Company will develop marketing campaigns for the Cleo VII brand and also provide administrative services. The marketing campaigns will be through traditional channels such as sale representatives, direct sales to wholesalers, trade shows, social media campaigns and online marketing and more.

On February 18, 2014 the Company executed a non-binding letter of intent to acquire ownership of Sahaja, LLC. Sahaja creates rich and intricate knitted garments spun from some of the finest yarns. The designs are inspired by the iconography and pattern work of indigenous cultures around the world, re-imaged with modern sensibility. Producing expertly crafted womens and mens sweaters, scarves, hats, gloves, shawls, blankets and other knit accessories. The Company also agreed to provide loans to Sahaja, LLC totaling up to $100,000 as mutually agreed. Sahaja’s raw materials and production are sourced both locally and overseas. Products are currently shipped from their local facility. The marketing campaigns will be through traditional channels such as sale representatives, direct sales to wholesalers, trade shows, social media campaigns and online marketing and more.

On March 24, 2014 the Company executed a non-binding letter of intent to acquire ownership of ZMJ Denim, Inc. ZMJ Denim is a plus size denim brand. It differentiates itself by staying on top of the latest fashion trends and being dedicated to keeping it young, fresh and relevant. ZMJ Denim, Inc. caters to the plus size Junior and Contemporary markets. The Company also agreed to provide loans to ZMJ Denim, Inc. totaling up to $100,000 as mutually agreed. . ZMJ Denim raw materials and production are sourced both locally and overseas. The marketing campaigns will be through traditional channels such as sale representatives, direct sales to wholesalers, trade shows, social media campaigns and online marketing and more. Also as result of the celebrity partner in this brand who is part of this brand, there will be a strong marketing push through Day-Time Talk shows and Reality Shows. These shows will also feature other brands owned by the Company.

Our growth strategy

A key component of our growth strategy is the acquisition of additional brands. As noted above, we are currently in negotiations to acquire 3 additional brands, E-motion Apparel, Sahaja, LLC, and ZMJ Denim, Inc. .

Although we seek to temper our acquisition risks, acquisition, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

●	unanticipated costs associated with the target acquisition;

●	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

●	diversion of management’s attention from other business concerns;

●	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand portfolio grows and becomes more diversified;

●	potential difficulties associated with the retention of key employees, and the assimilation of any other employees, who may be retained by us in connection with or as a result of our acquisitions; and

●	risks of entering new domestic and international markets (whether it be with respect to new product categories or new product distribution channels) or markets in which we have limited prior experience.

Our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks. We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company. As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company. Although we generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs. Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration or amount of the sellers’ indemnification obligations.

Competition

Our brands are subject to competition from various domestic and foreign brands. Each brand has competitors within each of its specific distribution channels that span a broad variety of product categories. These competitors have the ability to compete in terms of fashion, quality, price and/or advertising. We also compete with traditional apparel and consumer brand companies and with other brand management companies for acquisitions.

Government Regulation

We are subject to customs, truth-in-advertising and other laws, including consumer protection regulations.

A portion of our products are manufactured outside the United States. These products are imported and are subject to U.S. customs laws, which impose tariffs as well as import quota restrictions for textiles and apparel. Some of our imported products are eligible for duty-advantaged programs. While importation of goods from foreign countries from which we buy our products may be subject to embargo by U.S. Customs authorities if shipments exceed quota limits, we closely monitor import quotas and believe we have the sourcing network to efficiently shift production to factories located in countries with available quotas. The existence of import quotas has, therefore, not had a material adverse effect on our business.

Employees

As of the date of this Annual Report, we have 6 employees and/or contractors working for the Bitzio group. None of our employees are represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

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

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. We may not successfully address these risks and uncertainties or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business and impair the value of our common stock. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. Our current business plan involves acquiring and developing fashion brands. Our first association with a fashion brand, however, occurred in November 2013. Therefore, our ability to carry out our business plan successfully is completely untested. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Our failure to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce or curtail operations. No assurance can be given that we can or will ever operate profitably.

If we are unable to meet our future capital needs, we will be required to reduce or curtail operations.

To date we have relied on debt and equity financing, as well as waivers of significant amounts of compensation by our executive team, to fund operations. We have extremely limited cash liquidity and capital resources. Our cash on hand as of December 31, 2013 was approximately $3,877, and our revenue for the year ended December 31, 2013 was $5,823. Based on our recurring expenses, estimated revenue from our product pipeline, and not including assumed liabilities from acquisitions and outstanding loans, our estimated monthly burn rate is approximately $25,000.

Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, and competing market developments. Based on our current financial situation we will have difficulty continuing our operations at their current level, or at all, if we do not receive additional financing in the near future. Consequently, we intend to raise funds through private placements and other financings. Any equity financings would result in dilution to our then-existing stockholders.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2013 and 2012 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company.

If we are unable to identify and successfully acquire additional brands, our rate of growth may be reduced, and even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional brands. We recently acquired Cleo VII in March 2014, and are continually exploring new acquisition opportunities. However, we face extensive competition for new brand acquisitions, both from other brand management companies as well as traditional consumer brand companies, retailers and private equity groups, which could increase the price of the acquisitions and make it more difficult for us to find suitable acquisition targets. In addition, even if we successfully acquire additional brands or the rights to use additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we seek to temper our acquisition risks, all acquisitions, whether they are of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

●	unanticipated costs associated with the target acquisition;
●	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;
●	diversion of management’s attention from other business concerns;
●	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;
●	adverse effects on existing licensing relationships;
●	potential difficulties associated with the retention of key employees, and the assimilation of any other employees, who may be retained by us in connection with or as a result of our acquisitions; and
●	risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

In the event we acquire intellectual property assets or the companies that own them, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks. We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company. As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company. Although we generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs. Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration or amount of the sellers’ indemnification obligations.

Acquiring additional brands could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, as discussed above, our ability to grow through the acquisition of additional brands will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular acquisition, we may elect to pursue the acquisition through the issuance by us of shares of our common stock (and, in certain cases, convertible securities) as equity consideration, which could dilute our common stock because it could reduce our earnings per share, and any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. As a result, there is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

We may face challenges integrating the operations of our recently acquired brands or any businesses we may acquire, which may negatively impact our business.

As part of our strategy of making selective acquisitions, we acquire new brands and product categories. Acquisitions have inherent risks, including the risk that the projected sales and net income from the acquisition may not be generated, the risk that the integration is more costly and takes longer than anticipated, risks of retaining key personnel, and risks associated with unanticipated events and unknown legal liabilities. Any of these and other risks may harm our business. We cannot assure you that any acquisition will not have a material adverse impact on our financial condition and results of operations.

With respect to previous acquisitions, we faced challenges in consolidating functions and integrating management procedures, personnel and operations in an efficient and effective manner, which if not managed as projected, could have negatively impacted our business. Some of these challenges included increased demands on management related to the significant increase in the size and diversity of our business after the acquisition, the dedication of management’s attention to implement our strategies for the business, the retention and integration of key employees, determining aspects of the acquired business that were to be kept separate and distinct from our other businesses, and difficulties in assimilating corporate culture and practices into ours.

We may not be able to anticipate consumer preferences and fashion trends, which could negatively affect acceptance of our products by retailers and consumers and result in a significant decrease in net sales.

Our failure to anticipate, identify and respond effectively to changing consumer demands and fashion trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. We believe that our success depends on our ability to anticipate, identify and respond to changing fashion trends in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be successfully received by retailers and consumers. If our products are not successfully received by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory. If this occurs, our business, financial condition, results of operations and prospects may be harmed.

Our business could be harmed if we do not deliver quality products in a timely manner.

Our sourcing, logistics and technology functions operate within substantial production and delivery requirements and subjects us to the risks associated with suppliers, transportation, distribution facilities and other risks. If we do not comply with customer product requirements or meet their delivery requirements, our customers could reduce our selling prices, require significant margin support, reduce the amount of business they do with us, or cease to do business with us, all of which could harm our business.

Our business is subject to risks and uncertainties of foreign manufacturing and the price, availability and quality of raw materials that could interrupt our operations or increase our operating costs, thereby affecting our ability to deliver goods to the market, reduce or delay our sales and decrease our potential revenues.

A significant portion of the products we will sell will be manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments. Further, we may experience fluctuations in the price, availability and quality of fabrics and raw materials we use in our manufactured apparel or purchased finished goods. Any of these risks could increase our operating costs. We will also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by our suppliers. If these goods are destroyed or damaged during shipment, our revenues could be reduced as a result of our inability to deliver or our delay in delivering our products.

We may not be able to adequately protect our intellectual property rights.

The loss of or inability to enforce our proprietary rights could adversely affect our business. For instance, if any third party independently develops similar products to those marketed and distributed by our subsidiaries or manufactures knock-offs of such products, it may harm the reputation of our brands, decrease their value and/or cause a decline in our sales. Additionally, the laws of foreign countries may provide inadequate protection of intellectual property rights, making it difficult to enforce such rights in those countries.

We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources and negatively impact our business operations. In addition, notwithstanding the rights we have secured in our intellectual property, third parties may bring claims against us alleging that we have infringed on their intellectual property rights or that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse effect on our business.

Because of the intense competition within our markets and the strength of some of their competitors, we may not be able to continue to compete successfully.

Our products are offered primarily in the apparel and fashion accessories markets, in which we face intense competition. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our products. Many of our competitors have greater financial, distribution, marketing and other resources than we have and many have achieved significant name recognition for their brand names. We may be unable to successfully compete in the markets for our products.

If we fail to maintain proper and effective internal controls or are unable to remediate the deficiencies in our internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the process of documenting and reviewing our internal controls and procedures in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessment of the effectiveness of our internal control over financial reporting. Our compliance with Section 404 will require that we incur additional expense and expend management time on compliance-related issues. If we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market’s confidence in our financial statements could decline and the market price of our common stock could be adversely impacted.

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management, design experts, and sales and marketing personnel. Our inability to retain employees and attract and retain sufficient additional employees, and design, drafting, and marketing support resources, could have a material adverse effect on our business, financial condition, results of operations and cash flows. The loss of key personnel could limit our ability to develop and market our products.

Because our directors control the majority of our shareholders’ voting power, they have the ability to control matters affecting our shareholders.

The three members of our board of directors, primarily due to their ownership of Series C Preferred Stock, have the ability to cast the majority of the votes at any meeting of our shareholders or to provide written consents of the majority of our shareholders. As a result, they have the ability to control matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Risks Related To Our Common Stock

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the OTC Bulletin Board and/or we may be forced to discontinue operations.

Our common stock is currently traded on the OTCQB; we expect it will move to the OTC Bulletin Board during the next few weeks. We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to commence and/or continue trading on the OTC Bulletin Board and/or continue as a going concern. These costs include compliance with the Sarbanes-Oxley Act of 2002, which will be difficult given the limited size of our management, and we will have to rely on outside consultants. Accounting controls, in particular, are difficult and can be expensive to comply with.

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

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Because this situation limits the overall market for our common stock, the regulations reduce the liquidity of our common stock and may reduce its market value.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently traded on the OTCQB under the symbol “BTZO.” The following table sets forth, for the periods indicated, the range of high and low bid information per share of our common stock.

	High	Low
Fiscal year ended December 31, 2013
For the quarter ended December 31, 2013	0.0030	0.0013
For the quarter ended September 30, 2013	0.0134	0.0015
For the quarter ended June 30, 2013	0.0340	0.0100
For the quarter ended March 31, 2013	0.1200	0.0251

Fiscal year ended December 31, 2012
For the quarter ended December 31, 2012	0.2900	0.0800
For the quarter ended September 30, 2012	0.2700	0.1200
For the quarter ended June 30, 2012	0.4600	0.2000
For the quarter ended March 31, 2012	0.4000	0.2100

The above prices are inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

Holders

As of April 8, 2014, there were 276,266,617 shares of our common stock issued and outstanding and held by 92 holders of record.

Dividends

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Change In Business Plan

On April 4, 2013 the Company completed the sale of its wholly owned subsidiary, Thinking Drone LLC to a third party. The transferred business and assets of Thinking Drone LLC have been presented as discontinued operations in these financial statements, with a gain shown on disposal of discontinued operations. After the sale of this subsidiary, the Company shifted its business strategy toward a fashion incubation model. This strategy was led and has been maintained by Gordon McDougall, our CEO.

Effective on November 18, 2013 Bitzio, Inc. entered into a Distribution Agreement with E-motion Apparel, Inc., which designs women’s apparel and accessories. The agreement grants Bitzio the exclusive worldwide right to distribute E-motion Apparel’s products using the E-motion Apparel trademarks, copyrights and trade dress. The agreement also provides that Bitzio will make a five year non-interest-bearing $75,000 working capital loan to E-motion Apparel, and will pay a license fee of $300,000 to E-motion Apparel, payable in four semi-annual installments of $75,000 each commencing on December 31, 2014. The agreement has a term of five years, but the license will continue for any period during which E-motion Apparel owns any capital stock issued by Bitzio.

During 2014 the Company completed its first acquisition, taking control of the Cleo VII brand, and has signed letters of intent to make three other brand acquisitions. The financial statements included in this Report, however, reflect only the results of distributing for E-motion Apparel, Inc., as well as results from our now-discontinued mobile app operations.

Going Concern

As a result of our financial condition, our independent auditor has expressed in its opinion on our financial statements of December 31, 2013 uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company.

Results from Continuing Operations

Year ended December 31, 2013 and 2012

Revenues

For the year ended December 31, 2013, we had revenues of $5,823 from continuing operations, compared to $0 for the year ended December 31, 2012.

Operating Expenses

Our operating expenses consisted of professional fees of $814,540, and general and administrative expenses of $187,751. The primary components of professional fees in 2013 were consulting fees of $472,304, and legal fees of $163,855. In 2012, we incurred professional fees of $5,023,287, including $3,023,899 paid in the form of common stock or common stock options. We also incurred general and administrative expenses of $649,844 for the year ended December 31, 2012.

Impairment of Intangible Assets - 2012

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

Loss from Operations

Our loss from operations was $996,468 for the year ended December 31, 2013, compared to a loss from operations of $8,849,131 for the year ended December 31, 2012.

Other Expense

We had interest expense of $953,532 for the year ended December 31, 2013, compared to $610,509 for the year ended December 31, 2012. Interest expense increased because we significantly increased our debts in order to fund initiation of our new business operations.

The other principal reason that our other expense for 2013 significantly exceeded our other expense for 2012 was that, in November, we issued convertible notes to replace outstanding convertible notes. The present value of the replacement notes exceeded the value of the replaced notes by $220,408, which we recorded as other expense.

The remaining elements of other income/expense remained relatively stable:

●	We had loss on derivative liability of $633,802 for the year ended December 31, 2013, compared to gain of $316,606 for the year ended December 31, 2012.

●	We had gain on debt forgiveness of $311,479 for the year ended December 31, 2012.

●	We also had additional loss on extinguishment of debt of $210,971 for the year ended December 31, 2013.

●	We had loss on disposal of assets of $24,730 for the year ended December 31, 2012.

Gain on Disposal of Discontinued Operations

Our gain on disposal of discontinued operations was $312,658 for the year ended December 31, 2013, compared to loss on disposal of discontinued operations of $585,031 for the year ended December 31, 2012.

Net Loss

Our net loss for the year ended December 31, 2013 was $2,710,437, compared to a net loss of $10,173,692 for the year ended December 31, 2012.

Liquidity and Capital Resources

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Unfortunately, at December 31, 2013 we had almost no liquidity, with current assets consisting of $3,877 in cash and $2,234 in accounts receivable. We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions. Accordingly, we will be working aggressively in 2014 to secure sources of financing.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations. Management’s plan is to seek equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Cash Used in Operations

Our net cash used in continuing operating activities was $68,273 for the year ended December 31, 2013, compared to $2,019,170 for the year ended December 31, 2012.

Our cash used in operations was far less than our net loss of $2,710,437 because our net loss included significant non-cash expenses: stock issued for services of $375,655, amortization of debt discounts on convertible notes of $738,428, change in derivative liability of $633,802, loss on extinguishment of debt of $431,379 and changes in operating assets and liabilities that totaled $605,348.

Cash Used in Investing Activities

Our net cash used by continuing investing activities was $75,000 for the year ended December 31, 2013, related to our purchase of a note receivable for $75,000. For the year ended December 31, 2012, a nominal amount of cash was provided by investing activities.

Cash Provided by Financing Activities

Our net cash provided by continuing financing activities was $290,000 for the year ended December 31, 2013, compared to $1,138,480 for the year ended December 31, 2012.

For the year ended December 31, 2013, our cash provided by financing activities consisted primarily of proceeds from sale of preferred stock of $250,000, and proceeds, net of repayments, from convertible notes payable of $40,000. Our cash provided by financing activities for 2012 consisted of proceeds from sale of common stock of $450,000, and proceed from convertible notes payable of $501,500.

Contractual obligations and other commitments

As of December 31, 2013, our contractual financial commitments were the license fee due to E-motion Apparel, which will total $75,000 in each of the current and three subsequent years, and professional fees due to Tezi Advisory, which total $123,000.

Off-balance sheet arrangements

As of December 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BITZIO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bitzio, Inc.

We have audited the accompanying balance sheets of Bitzio, Inc. (the Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bitzio, Inc. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 2 to the financial statements, the Company has recurring net losses, an accumulated deficit of $22,986,069 and a working capital deficit, all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 9, 2014

BITZIO, INC

Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$3,877	$39,868
Accounts receivable, net	2,234	14,807
Prepaid expenses and other current assets	-	62,839
Total Current Assets	6,111	117,514

Other Assets
Intangible assets, net	292,931	58,604
Note receivable	75,000	-
Goodwill	-	133,435
Total Other Assets	367,931	192,039

Total Assets	$374,042	$309,553

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$652,006	$679,416
Related party payable	138,000	259,278
Notes payable-current portion	367,512	592,690
Convertible notes, net of discount	1,037,684	268,290
Related party convertible notes, net of discount	150,000
Derivative liability	827,158	224,372
Total Current Liabilities	3,172,361	2,024,046

Notes payable	225,000	-
Redeemable preferred stock series C, $0.001 par value; 999 shares authorized; 999 and nil shares issued and outstanding, respectively	-	-
Total Liabilities	3,397,361	2,024,046

Stockholders’ Deficit:
Preferred Stock, $0.001 par value, 25,000,000 shares authorized; Preferred Stock Series A, 2,500,000 shares authorized, 2,043,120 shares issued and outstanding	$2,043	$2,043
Preferred stock series B, $0.001 par value; 1,000,000 shares authorized; 500,000 and nil shares issued and outstanding, respectively	500	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 175,916,617 and 69,923,970 shares issued and outstanding, respectively	175,917	69,924
Additional paid in capital	19,603,216	18,236,567
Stock subscriptions payable	181,074	252,605
Accumulated deficit	(22,986,069)	(20,275,632)
Total stockholders’ deficit	(3,023,319)	(1,714,493)
Total Liabilities and Stockholders’ Deficit	$374,042	$309,553

The accompanying notes are an integral part of these financial statements.

BITZIO, INC

Statements of Operations

	For the Years Ended December 31,
	2013	2012
Revenues	$5,823	$-

Operating Expenses
Professional fees	814,540	5,023,287
General and administrative	187,751	649,844
Impairment of goodwill	-	3,176,000
Total operating expenses	1,002,291	8,849,131

Loss from Operations	(996,468)	(8,849,131)

Other Income (Expense)
Interest expense	(953,532)	(610,509)
Change in derivative liability	(633,802)	316,606
Gain on forgiveness of debt	-	311,479
Foreign currency transaction loss	(7,914)	-
Loss on extinguishment of debt	(431,379)	-
Loss on disposal of assets, net	-	(24,730)
Total other income (expense)	(2,026,627)	(7,154)

Loss Before Income Taxes	(3,023,095)	(8,856,285)
Provision For Income Taxes	-	-

Net Loss From Continuing Operations	(3,023,095)	(8,856,285)

Gain (loss) on disposal of discontinued operations	312,658	(585,031)
Income (loss) from discontinued operations	-	(732,376)
Net Loss	$(2,710,437)	$(10,173,692)

Basic and Diluted Loss Per Share from Continuing Operations	$(0.03)	$(0.15)
Basic and Diluted Loss Per Share from Discontinued Operations	$0.00	$(0.02)
Basic and Diluted Loss Per Share	$(0.03)	$(0.17)
Basic and Diluted Weighted Average Common Shares	103,981,585	59,893,730

The accompanying notes are an integral part of these financial statements.

BITZIO, INC

Statements of Stockholders’ Deficit

	Preferred Series A		Preferred Series B		Common stock		Additional Paid in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Deficit
Balance as of December 31, 2011	-	-	-	-	50,018,625	50,019	11,800,050	186,000	(10,101,940)	1,934,129
Preferred stock issued for cash	2,043,120	2,043	-	-	-	-	3,065	-	-	5,108
Common stock issued for cash and warrants	-	-	-	-	1,800,000	1,800	448,200	-	-	450,000
Common stock issued for services	-	-	-	-	7,389,595	7,389	1,524,736	252,605	-	1,784,730
Common stock and options issued for acquisitions	-	-	-	-	6,500,000	6,500	2,138,500	-	-	2,145,000
Common stock issued in conversion of debt	-	-	-	-	1,471,750	1,472	175,050	-	-	176,522
Stock-based compensation expense	-	-	-	-	-	-	1,239,169	-	-	1,239,169
Common shares issued for acquisition of license agreement	-	-	-	-	2,000,000	2,000	293,000	-	-	295,000
Common shares issued to satisfy prior year stock subscription obiligation	-	-	-	-	744,000	744	185,256	(186,000)	-	-
	-	-	-	-	-	-	429,541	-	-	429,541
Net loss	-	-	-	-	-	-	-	-	(10,173,692)	(10,173,692)
Balance as of December 31, 2012	2,043,120	2,043	-	-	69,923,970	69,924	18,236,567	252,605	(20,275,632)	(1,714,493)
Common stock issued for services	-	-	-	-	5,124,498	5,124	441,962	(71,431)	-	375,655
Preferred stock issued for cash	-	-	500,000	500			249,599	(100)		249,999
Common stock issued for accounts payable	-	-	-	-	5,164,621	5,165	408,005	-	-	413,170
Common stock issued in conversion of debt	-	-	-	-	95,703,528	95,704	73,583	-	-	169,287
Debt discounts on convertible notes payable	-	-	-	-	-	-	193,500	-	-	193,500
Net loss	-	-	-	-	-	-	-	-	(2,710,437)	(2,710,437)
Balance as of December 31, 2013	4,086,240	4,086	500,000	500	175,916,617	175,917	19,603,216	181,074	(22,986,069)	(3,023,319)

The accompanying notes are an integral part of these financial statements.

BITZIO, INC

Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net loss	(2,710,437)	(10,173,692)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,546	218,820
Gain on sale of subsidiaries	-	-
Loss on default of convertible note	38,667	-
Loss on extinguishment of debt	431,379	-
Loss on disposal of assets, net	-	585,031
Foreign currency transaction loss	7,914	-
Gain on debt forgiveness	-	(331,749)
Expenses paid on behalf of the company	207,797	-
Amortization of debt discounts on convertible notes	738,428	350,997
Origination interest on convertible notes payable	5,347	258,167
Change in derivative liabilities	633,802	(316,606)
Impairment of goodwill	-	3,176,000
Common shares issued for services	375,655	1,784,730
Stock options issued for services	-	1,239,169
Note payable executed for consulting services	-	194,446
Changes in operating assets and liabilities:
Accounts receivable	12,572	174,230
Prepaid expenses and other current assets	62,839	234,669
Interest receivable	-	-
Accounts payable and accrued expenses	262,161	(84,910)
Related party payables	(148,943)	723,963
Deferred revenue	-	(77,433)
Net cash used in continuing operating activities	(68,273)	(2,019,170)
Net cash provided by(used in) discontinued operating activities	(312,658)	940,976
Net cash used in operating activities	(380,931)	(1,078,194)

Cash Flows from Investing Activities
Cash acquired in acquisition of subsidiary	-	12,830
Proceeds from disposal of discontinued operations	-	(2,460)
Cash invested in note receivable	(75,000)	-
Net cash provided by(used in ) continuing investing activities	(75,000)	10,370
Net cash provided by discontinued investing activities	129,940	-
Net cash provided by investing activities	54,940	10,370

Cash Flows from Financing Activities
Repayments on notes payable - related parties	-	(91,878)
Repayments on notes payable	(110,000)	-
Repayments on convertible debenture	(133,500)	(26,250)
Proceeds from notes payable - related parties	-	300,000
Proceeds from notes payable	110,000	-
Proceeds from convertible notes payable	173,500	501,500
Proceeds from sale of common stock	-	450,000
Proceeds from sale of preferred stock	250,000	5,108
Proceeds from Other equity activity	-	-
Net cash provided by continuing financing activities	290,000	1,138,480
Net cash used in discontinued financing activities	-	(212,513)
Net cash provided by financing activities	$290,000	$925,967

Net increase in cash	(35,991)	(141,857)
Cash, beginning of period	39,868	181,725

Cash and Cash Equivalents, end of period	$3,877	$39,868

Cash Paid For:
Interest	$-	$3,626
Income taxes	$-	$-

Non-cash Financing and Investing Activities
Debt discounts on convertible notes payable	$193,500	$429,541
Common stock issued for debt	$169,287	$-
Common stock issued for accounts payable	$413,170
Acquisition of subsidiaries	$-	$3,743,677
Transfer account payable to notes payable	$-	$23,422
Issuance of common stock on debenture conversion	$-	$176,520
Preferred stock issued for stock subscriptions payable	$100	$186,000

The accompanying notes are an integral part of these financial statements.

BITZIO, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 – ORGANIZATION

Bitzio, Inc. (“the Company”, “we”, “Bitzio”) was originally formed as Rocky Mountain Fudge Company, Inc. on January 4, 1990 as a Utah corporation. On July 28, 1998, the Company converted from a Utah corporation to a Nevada corporation. Effective June 10, 2011, the Company changed its name from Rocky Mountain Fudge Company, Inc. to Bitzio, Inc. Pursuant to this transaction, shares of the Company’s common stock are now trading under the Company’s new trading symbol, BTZO.

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

On April 4, 2013 the Company completed the sale of its wholly owned subsidiary, Thinking Drone LLC to a third party. The transferred business and assets of Thinking Drone LLC have been presented as discontinued operations in these financial statements, with a gain shown on disposal of discontinued operations. After the sale of this subsidiary, the Company shifted its business strategy toward a fashion incubation model. This strategy was led and has been maintained by Gord McDougall, our CEO, and by Hubert Blanchette, a member of our board and the company’s previous CEO.

Effective on November 18, 2013 Bitzio, Inc. entered into a Distribution Agreement with E-motion Apparel, Inc., which designs women’s apparel and accessories. The agreement grants Bitzio the exclusive worldwide right to distribute E-motion Apparel’s products using the E-motion Apparel trademarks, copyrights and trade dress. The agreement also provides that Bitzio will make a five year non-interest-bearing $75,000 working capital loan to E-motion Apparel, and will pay a license fee of $300,000 to E-motion Apparel, payable in four semi-annual installments of $75,000 each commencing on December 31, 2014. The agreement has a term of five years, but the license will continue for any period during which E-motion Apparel owns any capital stock issued by Bitzio.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has recurring net loss an accumulated deficit of $22,986,069 and a net working capital deficit. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Use of Estimates

The preparation of financial statements in conformity with the generally accepted accounting principles in the United States (“U.S. GAAP”) requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates include, but are not limited to, valuation of intangible assets, goodwill and long-lived asset impairment charges, stock based compensation, loss contingencies and the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

Revenue Recognition

Following the execution of the November 18th, 2013 Distribution agreement, we derive our revenues from the sale of any product of under the Bitzio/Emotion Distribution Agreement. We recognize revenue when the following conditions are satisfied: (i) delivery of the product has occurred and (ii) collection is reasonably assured.

Prior to November 18th, 2013, we derived our revenues from the sale of software and mobile applications through various platforms. We recognize revenue when all of the following conditions are satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery of the product or provision of the service has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from customers. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions.

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

Goodwill and intangible assets

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

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Intangible assets are amortized on a straight-line basis over its useful life.

Software Development Costs

We capitalize costs incurred during the application development stage relating to the development of our mobile applications. Costs related to preliminary project activities and post implementation activities are expensed as incurred.

Business Acquisitions

Business acquisitions are accounted for under the purchase method of accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. We make significant judgments and assumptions in determining the fair value of acquired assets and assumed liabilities, especially with respect to acquired intangibles. Using different assumptions in determining fair value could materially impact the purchase price allocation and our financial position and results of operations. Results of operations for acquired businesses are included in the financial statements from the date of acquisition.

Accumulated Other Comprehensive Income

Comprehensive loss includes net loss as currently reported under U.S. GAAP and other comprehensive loss. Other comprehensive loss considers the effects of additional economic events, such as foreign currency translation adjustments, that are not required to be recorded in determining net loss, but rather are reported as a separate component of stockholders’ equity (deficit). Currently the Company has no other comprehensive income.

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

Income Taxes

We utilize the balance sheet method of accounting for income taxes. Accordingly, we are required to estimate our income taxes in each of the jurisdictions in which we operate as part of the process of preparing our financial statements. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Due to the evolving nature and complexity of tax rules, it is possible that our estimates of our tax liability could change in the future, which may result in additional tax liabilities and adversely affect our results of operations, financial condition and cash flows.

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible preferred stock and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 647,950,688 and 3,426,897 such potentially dilutive shares excluded as of December 31, 2013 and 2012, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

Recent Accounting Pronouncements

The Company has evaluated recent pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2012 financial statements have been reclassified to conform to the presentation in the December 31, 2013 financial statements.

NOTE 4 – DISPOSAL OF DIVISION

Disposal of Assets

Pursuant to a termination agreement executed on February 14, 2013, Bitzio agreed to return 100% ownership of MPC stock purchased on May 23, 2012. As the terms of this agreement were substantially agreed to and that all operations with MPC were terminated prior to the close of the 2012 fiscal year, at December 31, 2012 the Company recorded a loss on disposal of assets of $24,730 and a gain on forgiveness of debt in connection with the termination agreement of $311,479.

On April 4, 2013 the Company completed the sale of its wholly owned subsidiary, Thinking Drone LLC to a third party for approximately $500,000. The Company transferred intangible assets and paid down debt related to the acquisition of Thinking Drone LLC. The transferred business and assets of Thinking Drone LLC have been presented as discontinued operations in these financial statements, with a gain shown on disposal of discontinued operations.

NOTE 5 – INTANGIBLE ASSETS

Goodwill

During the year ended December 31, 2012, our goodwill impairment test resulted in an impairment of the carrying value of our acquired goodwill. Goodwill impairment is calculated as the difference between the fair value of the assets and liabilities of the reporting unit, including the carrying value of its goodwill, to the reporting unit’s fair value, measured by an income approachutilizing projected discounted cash flows.

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

In November 2013, the Company entered into a Distribution Agreement with E-motion Apparel, Inc., which designs women’s apparel and accessories. The agreement grants Bitzio the exclusive worldwide right to distribute E-motion Apparel’s products using the E-motion Apparel trademarks, copyrights and trade dress. The agreement also provides that Bitzio will make a five year non-interest-bearing $75,000 working capital loan to E-motion Apparel, and will pay a license fee of $300,000 to E-motion Apparel.

	December 31, 2013	December 31, 2012
License rights	$300,000	$-
Mobile App Portfolio (useful life – 3 years)	-	611,461
License rights (useful life – 3 years)	-	295,000
Less: Accumulated amortization	(7,069)	(232,857)
Less: Impairment write-downs	-	(615,000)
Intangible Assets, net	$292,931	$58,604

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets. Amortization expense was $7,069 and $203,820 for the years ended December 31, 2013 and 2012, respectively.

Due to delays in the launch of the mobile applications associated with the Company’s licensed media rights, a full write-down of capitalized cost has been recorded.

Estimated amortization expense for the intangible assets for the next five years consists of the following as of December 31, 2013:

Year Ending December 31
	2014	$60,000
	2015	60,000
	2016	60,000
	2017	60,000
	2018	52,931

NOTE 6 – RELATED PARTY TRANSACTIONS

Related party payables

At December 31, 2013, $123,000 was due for services rendered by a company owned by Bitzio’s chief executive officer. During 2013, the Company borrowed $150,000 from related party through a convertible promissory note bearing interest at 10% with a maturity date of January 1, 2014. The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at the lower of  $0.05 per common share or  20% discount to market for last 30 trading days prior to the conversion. As of December 31, 2013, the Company had principal outstanding in the note of $150,000, and accrued interest of $15,000.

At December 31, 2012, $107,967 was due to related parties for operating expenses paid on behalf of the Company, $28,813 for accrued interest, and $240,000 for services rendered by a related party. Of these amounts, $258,181 was paid subsequent to the year-end through the issuance 5,163,622 common shares of the Company.

NOTE 7 – INCOME TAXES

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

	December 31, 2013	December 31, 2012
Computed federal income tax expense at statutory rate of 34%	$(921,549)	$(3,459,055)
Stock/options issued for services	125,980	1,158,207
Stock/options issued for executive comp.	-	-
Contributed services	-	-
Impairment Expense	-	1,005,958
Interest expense on convertible notes	51,509	207,116
Change in derivative liability	(215,493)	(107,646)
Loss on sale of assets	-	81,773
Change in valuation allowance	959,552	1,113,648
Income tax expense	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2013	December 31, 2012
Loss carry forwards (expire through 2032)	$7,815,263	$6,893,715
Total gross deferred tax asset	2,122,093	1,162,541
Valuation allowance	(2,122,093)	(1,162,541)
Net deferred taxes	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $7,815,263 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On June 27, 2012, the Company executed a convertible promissory note in the amount of $73,500. The note bore interest at a rate of 8% per annum and had a maturity date of March 29, 2013. The convertible promissory note could be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note. The conversion price under the note was 59% multiplied by the market price that is the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. The total initial beneficial conversion feature recorded was $44,909. As of December 31, 2013, the Company has repaid the outstanding debt, and fully amortized the debt discount.

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

The warrants are exercisable by the holder at any time prior to two years from the date of issuance at an exercise price of $0.30 per share. The Company has issued warrants to purchase an aggregate of 7,979,333 shares of common stock of the Company in connection with the convertible notes. The Company determined the notes qualified for derivative liability treatment under ASC 815. The Company recorded an initial derivative liability of $459,072 and a debt discount of $598,000 on the origination date of the notes. On November 18, 2013, the principal balance and accrued interest on the note was $674,674. See “Exchange of Convertible Debentures” below, regarding disposition of the note on that date.

On September 7, 2012, as consideration for amounts owed of $23,422, the Company issued an unsecured convertible promissory note bearing interest at a rate of 10% per annum and having a maturity date of September 7, 2013. The conversion price is equal to 75% of the closing bid price for the Company’s common stock on the trading day immediately preceding the conversion. The intrinsic value of the beneficial conversion feature and the debt discount associated with the equity issued in connection with the convertible debts were recorded based on the relative fair value of the equity in relation to the debt in accordance with ASC 470. The total initial beneficial conversion feature recorded was $7,807. As of December 31, 2012, the Company has amortized $2,460 of the total outstanding debt discount leaving an unamortized debt discount of $5,347. On December 13, 2012, the note was assigned to another party and amended to change the conversion price to $0.05 per share, and to increase the principal from $23,422 to $28,000. During the year ended December 31, 2013, $28,000 of principal was converted into 582,331 common shares.

On December 6, 2012, for aggregate gross proceeds of $75,000, the Company issued an unsecured convertible promissory note. The convertible note accrues interest at a rate of 10% per annum and has a maturity date of December 6, 2013. The note also carried an original issue discount of $8,333 that was recorded as interest expense. The conversion price is the lesser of $0.16 or 70% of the lowest trade price in the 25 trading days prior to the conversion. The Company determined the notes qualified for derivative liability treatment under ASC 815. The Company recorded an initial derivative liability of $81,906 and a debt discount of $81,906 on the origination date of the note. During the year ended December 31, 2013, $21,210 of principal was converted into 14,800,000 common shares. The Company recorded to interest expense a penalty of $38,667 related to this note. On October 24, 2013, the note holder agreed to allow the Company to pay off the sum of $50,000. Immediately upon receipt of the full payoff amount the note shall be cancelled and terminated with no remaining obligations. During the year ended December 31, 2013, the full amount of $50,000 was paid by the Company, and the note was cancelled and terminated with no remaining obligations and the Company recorded a gain on extinguishment of the debt of $40,740.

Pursuant to the agreement to unwind the original acquisition of ACT, the Company agreed to pay the vendors an aggregate of 147,000 Euros or US$194,446 as follows: 45,000 Euros ($59,524 USD) on or before March 31, 2013; 55,000 Euros ($72,752 USD) on or before April 30, 2013; and 47,000 Euros ($62,170 USD) on May 15, 2013. The amounts owing are unsecured and noninterest bearing. The Company did not make any of the payments during the year. On December 31, 2013 the Company recorded a loss on foreign currency transaction in the amount of $7,914 as it re-measured the amount owed in U.S. dollars.

On January 15, 2013, the Company executed a convertible promissory note in the amount of $73,500. The note bears interest at a rate of 8% per annum and has a maturity date of September 17, 2013. Any amount of principal or interest not paid in full at maturity will bear an interest rate of 22 percent. The convertible promissory note may be converted in whole or in part, at the option of the holder, to shares of common stock at any time following 180 days after the issuance date of the note. The conversion price under the note is 59% multiplied by the market price that is the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. The total initial beneficial conversion feature recorded was $73,500. During the year ended December 31, 2013, an aggregate of $73,500 of principal and $2,800 of interest was converted into 63,203,463 common shares and the entired debt discount was amortized to interest expense.

On May 24, 2013, the Company entered into a Convertible Promissory Note in the amount of $100,000 with Technor Services, Ltd. (the “Technor Note”), which is an entity who is owned by the Company’s former Chief Executive Officer Peter Henricsson. The Technor Note bears interest at the rate of 10% per year, and which is due and payable at the earlier of 1) September 12, 2103, 2) an event of default, or 3) a change of control of the Company. The Technor Note is convertible into common stock of the Company at the election of Technor at a fixed rate of $0.15 per share. On November 18, 2013, the principal balance and accrued interest on the note was $104,944. See “Exchange of Convertible Debentures” below, regarding disposition of the note on that date.

Exchange of Convertible Debentures

Immediately subsequent to its purchase of 500,000 shares of Series B Preferred Stock on November 18, 2013 (see note 11), 112359 Factor Fund, LLC (“Factor Fund”) entered into assignment agreements with seven holders of eight convertible promissory notes issued by the Registrant in 2012 and 2013. The aggregate of the principal balance and accrued interest on the notes was $779,591, and all of the notes were past due and otherwise in default. The assignment agreements provided that Factor Fund transferred the 500,000 shares of Series B Preferred Stock to the note holders, and the note holders assigned the eight notes to Factor Fund.

Immediately thereafter, Factor Fund entered into eight Exchange Agreements with the Registrant. The Exchange Agreements provided that Factor Fund would surrender the eight convertible promissory notes and receive in exchange eight Amended and Restated Convertible Debentures (“A&R Debentures”). The principal amount of each A&R Debenture equalled approximately 128.3% of aggregate principal and accrued interest surrendered in exchange for the A&R Debenture. The primary terms of the A&R Debentures are:

●	Interest will accrue on the principal balance at the lesser of 8% per annum or the applicable federal rate.

●	Principal and interest are due on December 31, 2015.

●	The Company may prepay the A&R Debentures at any time, but must issue, as a prepayment penalty, common stock with a market value equal to 5% of the principal amount prepaid.

●	The holder may convert the principal and interest accrued on the A&R Debentures into common stock at a conversion price equal to 100% of the average of the five (5) lowest closing market prices for the common stock for the thirty trading days preceding conversion, but may not convert into a number of shares that would result in the holder owning beneficially more than 4.99% of the Registrant’s outstanding shares.

●	The holder may not sell the shares issued on conversion at a rate that exceeds 20% of the average monthly trading volume for the Company’s Common Stock.

The Company determined per ASC 470-50-40-10a, that the fair value of the embedded conversion option in the reissued convertible notes as a result of the change in conversion price and term, increased by more than 10% from the original notes. Therefore, debt extinguishment accounting rules apply. Accordingly, the reissued convertible notes payable were initially recorded at fair value, with a loss on extinguishment of debt of $220,408 for the difference in the fair value of the new notes compared to the carrying value of the old notes.

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

At December 31, 2013, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity 2 years, risk free rates of 0.13 percent, and annualized volatility of 192 percent and determined that, during year ended December 31, 2013, the Company’s derivative liability decreased by $633,802 to $827,158. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

NOTE 10 – NOTES PAYABLE

On November 18, 2013, the Company entered into a Distribution Agreement with E-motion Apparel, Inc. The agreement provides that the Company will issue a promissory note to E-motion in an amount equal to 100% of the License Fee of $300,000. The Promissory Note shall have a maturity date of June 30, 2016 and be payable in 4 installments of $75,000 on December 31, 2014, June 30, 2015, December 31, 2105 and June 30, 2016. The Promissory Note shall bear no interest and be unsecured.

During 2012, the Company borrowed $55,000 through an unsecured promissory note bearing interest at 10% with a maturity date of March 10, 2014. During 2013, the Company borrowed additional $43,214, and converted $8,062 into 8,062,000 shares of common stock. As of December 31, 2013, the Company had principal outstanding in the promissory note of $90,152, and accrued interest of $11,787.

On June 4, 2012, Bitzio, Inc. and ACT entered into a share purchase agreement wherein Bitzio acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company. On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros ($194,447 USD) to ACT. The Company re-measured the amount due in U.S. dollars as of December 31, 2013 and recorded a loss on foreign currency transaction of $7,914. The amount due as of December 31, 2013 is $202,360.

Future minimum principal payments on our long-term debt as of December 31, 2013, are as follows:

Years Ending	Future Minimum
December 31	Principal Payments
2014	$367,512
2015	150,000
2016	75,000

Total future minimum principal payments	$592,512

NOTE 11 – PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as Series A Convertible Redeemable Preferred Stock, 1,000,000 shares are designated as Series B Convertible Preferred Stock, and 999 shares are designated as Series C Preferred Stock, par value of $0.001,

Series A Preferred Stock

As of December 31, 2012 and December 31, 2013, there were 2,043,120 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding. The shares have the following provisions:

●	Series A Convertible Redeemable Shares have no dividend rights.

●	In the event of liquidation, following the sale or disposition of all or substantially all of the Company’s assets, the holders of the Series A Convertible Redeemable Preferred Stock shall be entitled to receive an amount equal to the per share price of the stock ($0.0025 per share).

●	Series A Convertible Redeemable shares have no voting rights.

●	Each share of Series A Convertible Redeemable Preferred Stock is convertible, at the option of the holder, at any time prior to January 2, 2017, and upon payment of $0.40 per share, into two fully paid and non-assessable shares of the Company’s common.

●	At any time after January 2, 2017, the Company may redeem, at the discretion of the Board of Directors, any or all of the series A convertible redeemable preferred stock for the per share price of the stock ($0.0025 per share).

Designation and Sale of Series B Preferred Stock

On November 18, 2013 the Company filed with the Nevada Secretary of State a Certificate of Designation of 1,000,000 shares of Series B Convertible Preferred Stock, which had been designated by the Company’s Board of Directors as authorized by the Registrant’s Articles of Incorporation. The holders of shares of Series B Preferred Stock will have the following rights:

●	The holder may convert the Series B Preferred Stock into common stock. All 1,000,000 shares of Series B Preferred Stock are convertible into 19.8% of the common stock outstanding after the conversion, measured on the date of each conversion.

●	The holder will have voting rights equivalent to the number of shares of common stock into which the holders Series B Preferred Stock is convertible.

●	In the event of a liquidation of the Registrant, the holder of each share of Series B Preferred Stock will be entitled to a liquidation preference of $1.50.

●	The holder will participate in any dividend payable to the holders of the common stock on an as-converted basis.

The Company will have the right to redeem the Series B Preferred Stock for a payment of $1.50 per share

On November 18, 2013 the Company sold 500,000 shares of Series B Preferred Stock to 112359 Factor Fund, LLC (“Factor Fund”) for a total of $250,000. The Company and Factor Fund also agreed that in each of the five months commencing February 2014 Factor Fund will purchase an additional 100,000 shares of Series B Preferred Stock for $50,000 - i.e. a total of 500,000 shares sold during those five months for a total of $250,000. As of the date of this Report, Factor Fund has purchased 200,000 additional shares of Series B Preferred Stock.

Designation and Sale of Series C Preferred Stock

On December 3, 2013 the Company filed with the Nevada Secretary of State a Certificate of Designation of 999 shares of Series C Preferred Stock, which had been designated by the Company’s Board of Directors as authorized by the Registrant’s Articles of Incorporation. The holders of shares of Series C Preferred Stock will have the following rights:

●	The holder of each share will have the right to cast the number of votes that equals the product obtained by dividing (a) the number of votes that the holders of all voting securities other than Series C Preferred Stock outstanding on the record date for the stockholder action are entitled to cast by (b) nine hundred ninety-eight (998), with the result that all 999 shares of Series C Preferred Stock together will have 50.1% of the voting power of the Registrant.

●	In the event of a liquidation of the Registrant, the holder of each share of Series B Preferred Stock will be entitled to a liquidation preference of $.01.

●	The holder will not participate in any dividend payable to the holders of the common stock on an as-converted basis.

●	On November 29, 2015, each outstanding share of Series C Preferred Stock shall be deemed to have been automatically redeemed by the Corporation. No redemption price shall be payable.

On December 3, 2013 the Board of Directors sold 333 shares of Series C Preferred Stock to each of Gordon McDougall, Marilu Brassington and Hubert Blanchette for a price of $.01 per share. The three shareholders are the members of the Registrant’s Board of Directors. The Company valued the shares at $99, but immediately revalued the shares to the amount to be paid at settlement or $0.

NOTE 12 – COMMON STOCK

On January 13, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 250 million to 2 billion. There were 175,916,617 shares were issued outstanding as of December 31, 2013. The activity surrounding the issuances of the Common Stock is as follows:

During the year ended December 31, 2013 the Company issued 105,992,647 shares of common stock of that 5,164,621 shares were issued as payment for accounts payables at an average price of $0.08 per share, 5,124,498 shares were issued at an average price of $0.07 per share as payment for services valued at $370.531 and subscriptions payable of $71,431, and 95,703,528 shares were issued in conversion of notes payable of $138,270.

NOTE 13 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the years ended December 31, 2013 and 2012:

	Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2011	19,648,462	$0.34
Granted	15,247,333	0.33
Exercised	-	-
Forfeited	(10,533,846)	0.31
Expired	-	-
Outstanding, December 31, 2012	24,361,948	$0.34
Exercisable at December 31, 2012	24,361,948	$0.34

Outstanding, December 31, 2012	24,361,948	$0.34
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,800,000)	0.50
Outstanding, December 31, 2013	22,561,948	$0.33
Exercisable at December 31, 2012	22,561,948	$0.33

The following table discloses information regarding outstanding and exercisable options and warrants at December 31, 2013:

		Outstanding:		Exercisable:
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.20 – $0.29	2,000,000	0.20	2.92	2,000,000	0.20
$0.30 – $0.39	19,747,948	0.34	1.90	19,747,948	0.34
$0.40 – $0.49	814,000	0.40	1.25	814,000	0.40
$0.50 – $0.59	-	-	-	-	-
	22,561,948	0.33	1.97	22,561,948	0.33

NOTE 14- FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2013 and 2012, consisted of the following:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(827,158)	$—	$(827,158)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(224,372)	$—	$(224,372)	$—

(1) The derivative is calculated using the Black Scholes Pricing Model

NOTE 15 – SUBSEQUENT EVENTS

On January 13, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 250 million to 2 billion.

On January 30, 2014 the Company’s Board of Directors adopted Amended and Restated Bylaws for the Company. The amendments specifically:

●	amended the authorized officers to be a Chairman of the Board, a Chief Executive Officer, a President, a Chief Financial Officer;

●	designated the President as the chief operating officer.

On the same date, the Board of Directors appointed Dr. Tamara Aberson-Sloboda to serve as the Company’s President

On January 29, 2014 the Company sold a Promissory Note to The Victor Vinco Family Trust (the “Trust”). The purchase price was $70,000. The principal amount of the Note is $94,500, which is payable in installments of $18,900 on the 15th day of each month during the term of the Note. If the Company prepays at least $90,000 by April 15, 2014, the remainder of the principal amount will be waived. The Note does not bear interest, except in the event of a default, at which time interest shall accrue at 18% per annum.

As of the date of this Report, Factor Fund has purchased 200,000 additional shares of Series B Preferred Stock, and converted $47,900 into 47,900,000 shares of comment stock.

On February 3, 2014 the Company executed a non-binding letter of intent to acquire the stock of E-motion Apparel, Inc. The terms of the letter of intent is to purchase 100% of the shares of E-motion Apparel. E-motion Apparel is currently engaged in the design, production and sale of apparel.

On February 22, 2014 the Company entered into a Memorandum of Understanding with Angie Daza d/b/a Cleo vii (the “MOU”). The MOU provides that

●	The Company will organize a subsidiary, which has subsequently been organized in Nevada as Cleo VII, Inc., and which is owned 51% by the Company and 49% by Angie Daza. Angie Daza has contributed the product designs owned by Cleo vii to the subsidiary and agreed to provide production financing for orders up to 2,500 units per month. The Company has committed to deposit $12,000 into the bank account of Cleo VII, Inc. to be used for production and to share equally with Angie Daza the obligation to provide production financing for orders in excess of 2,500 units per month.

●	Angie Daza will serve as President of Cleo VII, Inc., and will provide warehousing and fulfillment services at a location in Miami, Florida. The Company will develop marketing campaigns for the Cleo brand and provide administrative services.

●	The Company shall immediately issue to Angie Daza 50,000,000 shares of its common stock, which shall vest quarterly over a two-year period. If Cleo-branded products achieve $1 million in annual gross revenue, the Company will issue to Angie Daza common shares with a market value of $100,000. If Cleo-branded products achieve $2 million in annual gross revenue, the Company will issue to Angie Daza additional common shares with a market value of $100,000.

On February 18, 2014 the Company executed a non-binding letter of intent to acquire ownership of Sahaja, LLC. . Sahaja is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to Sahaja, LLC totaling up to $100,000 as mutually agreed. As of March 31, 2014, $12,000 has been loaned to Sahaja.

On March 24, 2014 the Company executed a non-binding letter of intent to acquire ownership of ZMJ Denim, Inc. ZMJ Denim, Inc is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to ZMJ Denim, Inc. totaling up to $100,000 as mutually agreed.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were not effective due to the material weaknesses identified and described in Item 9A(b).

(b) Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We outsource the bookkeeping operations of our company. Because we have no bookkeeping staff, we outsource most of the basic accounting functions of our Company to an independent consultant. This consultant is self-directed, and is not directly answerable to the Company’s management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the consultant.

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fourth quarter of the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of each of our current directors and executive officers, the positions with the Company held by each person, and the date such person became a director of the Company. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Family relationships among any of the directors and officers are described below.

Name	Age	Title	Director Since:
Gordon McDougall	57	Chief Executive Officer, Director	2013
Marilu Brassington	36	Chief Financial Officer, Director	2013
Tamara Aberson-Sloboda	42	President, Chief Operating Officer	2013
Hubert Blanchette	65	Director	2013

Gordon McDougall. Mr. McDougall was a member of the Company’s board of directors from 2011 until July 2013, and returned to the Company as Chairman and CEO in November 2013. Mr. McDougall also served as the Company’s Chief Executive Officer from April 2011 through February 2012, and as the Company’s Chief Financial Officer from May 2013 through July 2013. From 2009 to the present, Mr. McDougall has been employed as the Chief Executive Officer and Founder of Tezi Advisory, Inc, a private company that partners with entrepreneurs to grow their businesses. Prior to founding Tezi, from 2006 to 2007 Mr. McDougall was a director and Chief Executive Officer of Exterra Energy, an independent oil and gas company. From 2005 until 2006, he was the President and a Director of Wentworth Energy, Inc. Mr. McDougall has also worked as a stockbroker and is experienced in raising capital, managing start-up companies and coaching companies through their initial growth. Mr. McDougall brings to the Company’s board of directors his experience in launching development stage companies, which he will apply to the implementation of the Company’s plans to incubate start-up apparel brands.

Marilu Brassington. Since 2010 Ms. Brassington has been employed as co-chief executive and financial officer of E-motion Apparel, Inc., which launched a new clothing label during that period. On November 18, 2013 the Company became the exclusive worldwide distributor for the E-motion Apparel label, and at that time Ms. Brassington joined the Company as CFO and a member of the Board of Directors. From 2005 to 2007 Ms. Brassington was employed as chief financial officer of Givefun.com, then from 2007 to 2008 was engaged by Gifts.com/IAC as a consultant to assist in the post-acquisition integration of Givefun.com into the Gifts.com product line. While with Givefun.com, Ms. Brassington was responsible for financial management and business partners relations. From 2002 to 2005 Ms. Brassington was employed as a Controller by Societe Generale, Investment Banking Division. From 1998 to 2001 Ms. Brassington was employed as an auditor by Deloitte & Touche. In 1994 Ms. Brassington passed the London A Levels. In 1998 the University of Miami awarded her a B.B.A. degree with concentrations in Accounting, Finance and Math, after which she was certified as a public accountant in the State of Illinois. In 2001 and 2002 Ms. Brassington earned Degrees I and II at the Alliance Francaise.

Tamara Aberson-Sloboda. Dr. Aberson-Slobida joined the Company as President in January 2014. Since 2012 Dr. Aberson-Sloboda has been employed as an Adjunct Professor at the Massachusetts School of Professional Psychology, where she also functions as a Field Project Director, advising in the design and execution of onsite leadership projects. At the same time, Dr. Aberson-Sloboda has been engaged as the Industrial Organizational Psychologist for Navigated Breakthrough Consulting Group, a boutique consulting firm that she co-founded to offer diagnostic assessment, action planning and outcome metrics for organizational change and development. From 2007 to 2012 Dr. Aberson-Sloboda was engaged as an external consultant assisting management teams such as Interactive Corp., Walt Disney Company and Goodwill Industries. From 2003 to 2007, Dr. Aberson-Sloboda was employed as the co-founder of GiveFun.com, which she served as CEO until it was acquired in 2007 by Interactive Corp. In 2012, Dr. Aberson-Sloboda was awarded a Ph.D. in Industrial-Organizational Psychology by the California School of Professional Psychology.

Hubert J. Blanchette. From 2006 to present, Mr. Blanchette has held the position of Director of Skipjack Dive & Dancewear Inc., and from 2003 to present has held the position of Director Chronic Car Audio Inc. Mr. Blanchette was appointed to the Board of Directors because of his experience with turn around management.

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

Audit Committee

Our board does not have an Audit Committee or other committees.

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

Code of Ethics

We have not adopted a written code of ethics, primarily due to the small number of members of our management.

ITEM 11– EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer for the years ended December 31, 2013, 2012 and 2011.

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Gordon McDougall (1)	2013	57,000	-	-		-	-	-	-	57,000
Chief Executive Officer	2012	-	-	240,000	(5)	-	-	-	-	240,000
	2011	-	-	-		-	-	-	-	-
Hubert Blanchette (2)	2013	-	-	-		-	-	-	-	-
Former President and CEO

Peter Henricsson (4)	2013	-	-	-		-	-	-	-	-
Former President and CEO	2012	-	-	-		-	-	-	-	-

William Schonbrun (4)	2012	-	-	-		-	-	-	-	-
Former President and CEO

(1)	Mr. McDougall was President and Chief Executive Officer from April 29, 2011 to February 2, 2012. Mr. McDougall again became our Chief Executive Officer effective November 19, 2013. Salary during 2013 consists of fees paid to Tezi Advisory in compensation for Mr. McDougall’s services as CEO.

(2)	Mr. Blanchette was President and Chief Executive Officer from July 25, 2013 to November 19, 2013.

(3)	Mr. Henricsson was President and Chief Executive Officer from September 12, 2012 to July 25, 2013.

(4)	Mr. Schonbrun was President and Chief Executive Officer from February 2, 2012 to September 12, 2012.

(5)	Mr. McDougall received his 2012 salary in the form of 4,800,000 shares of common stock of the Company, valued at $0.05 per share.

Director Compensation

For the years ended December 31, 2013 and 2012, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this report, the outstanding equity securities of the Company consist of 276,266,617 shares of common stock, 2,043,120 shares of Series A Preferred Stock, 700,000 shares of Series B Preferred Stock, and 999 shares of Series C Preferred Stock. The following table sets forth certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Director of the Company; (ii) all Directors and Executive Officers as a group; and (iii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities.

	Common Stock		Series A Preferred (1)		Series B Preferred (2)		Series C Preferred(3)
	Shares	% of Class	Shares	% of Class	Shares	% of Class	Shares	% of Class	Voting Power
Hubert Blanchette	-	-			-	-	333	33.3%	16.7%
Gordon McDougall	-	-	514,904	25.2%	-	-	333	33.3%	16.7%
Marilu Brassington	-	-			-	-	333	33.3%	16.7%
All Officers & Directors (4 persons)	-	-	514,904	25.2%	-	-	999	100%	50.1%
Angie Daza	50,000,000	18.1%			-	-	-	-	6.5%
RP Capital, LLC	-	-			80,833	11.5%	-	-	0.7%
Scott Stern	-	-			107,749	15.4%	-	-	1.1%
Technor Services, Ltd.	-	-			283,692	40.5%	-	-	2.8%
112359 Factor Fund, LLC(4)					200,000	28.6%			2.0%

(1)	Each share of Series A Convertible Redeemable Preferred Stock gives the holder the right, but not the obligation, prior to January 2, 2017, to purchase two (2) shares of our common stock at a purchase price of $0.40 per share. Further, we can redeem the Series A Preferred Stock at $0.0025 per share after January 2, 2017. The holder of Series A shares has no voting rights.

(2)	Each share of Series B Preferred Stock is convertible into 0.0000198% of the common stock outstanding after the conversion, measured on the date of each conversion. The holder will have voting rights equivalent to the number of shares of common stock into which the holders Series B Preferred Stock is convertible. In the event of a liquidation of the Company, the holder of each share of Series B Preferred Stock will be entitled to a liquidation preference of $1.50. The holder will participate in any dividend payable to the holders of the common stock on an as-converted basis.

(3)	Shares of Series C Preferred Stock give the holder the right to cast the number of votes that equals the product obtained by dividing (a) the number of votes that the holders of all voting securities other than Series C Preferred Stock outstanding on the record date for the stockholder action are entitled to cast by (b) nine hundred ninety-eight (998), with the result that all 999 shares of Series C Preferred Stock together will have 50.1% of the voting power of the Company. In the event of a liquidation of the Company, the holder of each share of Series B Preferred Stock will be entitled to a liquidation preference of $.01. The holder will not participate in any dividend payable to the holders of the common stock on an as-converted basis. On November 29, 2015, each outstanding share of Series C Preferred Stock shall be deemed to have been automatically redeemed by the Corporation. No redemption price shall be payable.

(4)	Mary Carroll has voting and dispositional control of the shares owned by 112359 Factor Fund, LLC

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions since the beginning of the 2013 fiscal year, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation").

Review, Approval or Ratification of Transactions with Related Persons

As we have not adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the year ended December 31, 2013, we had no independent directors. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The Nasdaq Stock Market, and the Securities and Exchange Commission.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

During the years ended December 31, 2013 and 2012, Sadler, Gibb & Associates, LLC served as our independent registered accounting firm.

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2013 and December 31, 2012 for professional services rendered by Sadler, Gibb & Associates, LLC for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees and Audit Related Fees	$28,060	$22,500
Tax Fees	-	-
All Other Fees	-	16,000
Total	$28,060	$38,500

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories. The aggregate fees billed in the fiscal year ended December 31, 2012, for the audit of DigiSpace Solutions, LLC was $16,000.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibit List

3.1	Certificate of Incorporation - incorporated by reference to the Registration Statement on Form 10-SB filed on December 19, 2005.

3.1(a)	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Current Report on Form 8-K filed on June 14, 2011.

3.1(b)	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Current Report on Form 8-K filed on May 31, 2012.

3.1(c)	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Current Report on Form 8-K filed on January 14, 2014.

3.1(d)	Certificate of Designation of Series A Convertible Redeemable Preferred Stock - incorporated by reference to Current Report on Form 8-K filed on January 12, 2012.

3.1(e)	Amendment to Certificate of Designation of Series A Convertible Redeemable Preferred Stock - incorporated by reference to Quarterly Report on Form 10-Q filed on May 15, 2012.

3.1(f)	Certificate of Designation of Series B Convertible Preferred Stock - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

3.1(g)	Certificate of Designation of Series C Convertible Redeemable Preferred Stock - incorporated by reference to Current Report on Form 8-K filed on December 9, 2013.

3.2	Amended and Restated Bylaws - incorporated by reference to Current Report on Form 8-K filed on February 13, 2014.

10-a	Memorandum of Understanding dated February 11, 2014 among Bitzio, Inc. d/b/a Democratique, Cleo vii and Angie Daza - incorporated by reference to Current Report on Form 8-K filed on March 31, 2014.

10-b	Distribution Agreement dated November 18, 2013 between E-Motion Apparel, Inc. and Bitzio, Inc. - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

10-c	Promissory Note dated January 29, 2014 issued to The Victor Vinco Family Trust dated September 6, 2002- incorporated by reference to Current Report on Form 8-K filed on February 18, 2014.

10-d	Securities Purchase Agreement dated November 18, 2013 between Bitzio, Inc. and 112359 Factor Fund, LLC- incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

10-e	Form of Exchange Agreement dated November 18, 2013 between Bitzio, Inc. and 112359 Factor Fund, LLC - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

10-f	Form of Secured Amended & Restated Convertible Debenture issued on November 18, 2013 - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

10-g	Security Agreement dated November 18, 2013 between Bitzio, Inc. and 112359 Factor Fund, LLC - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

31.1	Rule 13a-14(a) Certification – CEO*

31.2	Rule 13a-14(a) Certification - CFO*

32.1	Rule 13a-14(b) Certification - CEO*

32.2	Rule 13a-14(b) Certification - CFO*

101.INS	XBRL Instance**

101.SCH	XBRL Schema**

101.CAL	XBRL Calculation**

101.DEF	XBRL Definition**

101.LAB	XBRL Label**

101.PRE	XBRL Presentation**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitzio, Inc.

Dated: April 10, 2014		/s/ Gordon McDougall
	By:	Gordon McDougall
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2014		/s/ Gordon McDougall
	By:	Gordon McDougall
	Its:	Chief Executive Officer, Director

Dated: April 10, 2014		/s/ Marilu Brassington
	By:	Marilu Brassington
	Its:	Chief Financial Officer, Chief Accounting Officer, Director

Dated: April 10, 2014		/s/ Hubert Blanchette
	By:	Hubert Blanchette
	Its:	Director

