Form 10-Q
period 2014-03-31
Bitzio, Inc.
filed 2014-05-15
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 15, 2014 the number of shares of the registrant’s classes of common stock outstanding was 276,316,617.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Proviso Regarding Forward-Looking Statements

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

The results for the period ended March 31, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 10, 2014.

BITZIO, INC

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,368	$3,877
Accounts receivable, net	21,209	2,234
Prepaid expenses and other current assets	43,750	-
Total Current Assets	66,327	6,111

Other Assets
Intangible assets, net	277,931	292,931
Note receivable	128,079	75,000
Total Other Assets	406,010	367,931

Total Assets	$472,337	$374,042

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$820,629	$652,006
Related party payable	141,699	138,000
Notes payable, net of discount	292,556	367,512
Convertible notes, net of discount	987,401	1,037,684
Related party convertible notes, net of discount	150,000	150,000
Derivative liability	1,818,783	827,158
Total Current Liabilities	4,211,068	3,172,361

Notes payable	341,722	225,000
Redeemable preferred stock series C, $0.001 par value; 999 shares authorized; 999 and nil shares issued and outstanding, respectively	-	-
Total Liabilities	4,552,790	3,397,361

Stockholders’ Deficit:
Preferred stock series A, $0.001 par value; 25,000,000 shares authorized; 2,043,120 shares issued and outstanding	2,043	2,043
Preferred stock series B, $0.001 par value; 1,000,000 shares authorized; 700,000 and 500,000 shares issued and outstanding, respectively	700	500
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 276,316,617 and 175,916,617 shares issued and outstanding, respectively	276,317	175,917
Additional paid in capital	19,792,186	19,603,216
Stock subscriptions payable	181,074	181,074
Accumulated deficit	(24,327,579)	(22,986,069)
Total Bitzio, Inc. stockholders’ deficit	(4,075,259)	(3,023,319)
Non-controlling interest	(5,194)	-
Total stockholders’ deficit	(4,080,453)	(3,023,319)
Total Liabilities and Stockholders’ Deficit	$472,337	$374,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Month Ended March 31,
	2014	2013
Revenues	$26,703	$-

Operating Expenses
Professional fees	161,705	628,563
General and administrative	132,698	52,378
Total operating expenses	294,403	680,941

Loss from Operations	(267,700)	(680,941)

Other Income (Expense)
Interest expense	(257,331)	(208,078)
Change in derivative liability	(818,778)	150,127
Foreign currency transaction loss	(43)	-
Loss on extinguishment of debt	(2,850)	-
Total other income (expense)	(1,079,002)	(57,951)

Loss Before Income Taxes	(1,346,702)	(738,892)
Provision For Income Taxes	-

Net Loss From Continuing Operations	(1,346,702)	(738,892)
Income (loss) from discontinued operations	-	6,089
Net Loss before non-controlling interest	(1,346,702)	(732,803)

Net loss attributable to non-controlling interest	(5,194)	-

Net loss attributable to Bitzio, Inc	$(1,341,508)	$(732,803)

Basic and Diluted Loss Per Share from Continuing Operations	$(0.01)	$(0.01)
Basic and Diluted Loss Per Share from Discontinued Operations	$(0.00)	$0.00
Basic and Diluted Loss Per Share attributable to Bitzio shareholders	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Common Shares	229,180,506	76,695,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	(1,341,508)	(732,803)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss attributable to non-controlling interest	(5,194)	-
Depreciation and amortization	15,000	7,792
Loss on extinguishment of debt	2,850	-
Foreign currency transaction loss	43	-
Amortization of debt discounts on convertible notes	15,504	187,483
Origination interest on convertible notes payable	215,802	5,347
Change in derivative liabilities	818,778	(150,442)
Common shares issued for services	-	370,530
Notes payable repaid by a related party	-	193,214
Changes in operating assets and liabilities:
Accounts receivable	(18,975)	(1,976)
Prepaid expenses and other current assets	(6,250)	-
Accounts payable and accrued expenses	168,621	94,391
Related party payables	3,699	20,129
Net cash provided by continuing operating activities	(119,130)	(6,335)
Net cash provided by discontinued operating activities	-	-
Net cash provided by operating activities	(119,130)	(6,335)

Cash Flows from Investing Activities
Cash invested in note receivable	(53,079)	-
Net cash provided by continuing investing activities	(53,079)	-
Net cash provided by discontinued investing activities	-	-
Net cash provided by investing activities	(53,079)	-

Cash Flows from Financing Activities
Proceeds from convertible. notes payable	37,500	-
Repayments on notes payable	(37,800)	-
Proceeds from notes payable	70,000	-
Proceeds from sale of preferred stock	100,000	-
Net cash provided by continuing financing activities	169,700	-
Net Cash Provided by Discontinued Financing Activities	-	-
Net cash provided by financing activities	$169,700	$-

Effects of exchange rates on cash	-	-

Net increase in cash	(2,509)	(6,335)
Cash, beginning of period	3,877	39,868

Cash and Cash Equivalents, end of period	$1,368	$33,533

Cash Paid For:
Interest	$-	$44,856
Income taxes	$-	$-

Non-cash Financing and Investing Activities
Debt discounts on convertible notes payable	$37,500	$193,500
Common stock issued for debt	$137,069	$422,643
Common stock issued for prepaid services	$50,000
Common stock issued for debt issuance costs	$2,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

On February 3, 2014 the Company executed a non-binding letter of intent to acquire the stock of E-motion Apparel, Inc. The letter of intent contemplates that the Company will purchase 100% of the shares of E-motion Apparel. E-motion Apparel is currently engaged in the design, production and sale of apparel. As of March 31, 2014 the acquisition had not yet been completed.

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

On February 18, 2014 the Company executed a non-binding letter of intent to acquire ownership of Sahaja, LLC. Sahaja is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to Sahaja, LLC totaling up to $100,000 as mutually agreed. As of March 31, 2014, $17,000 has been loaned to Sahaja but the acquisition had not yet been completed.

On March 24, 2014 the Company executed a non-binding letter of intent to acquire ownership of ZMJ Denim, Inc. ZMJ Denim, Inc is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to ZMJ Denim, Inc. totaling up to $100,000 as mutually agreed. As of March 31, 2014, the acquisition had not yet been completed.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has recurring net loss an accumulated deficit of $24,327,579 and a net working capital deficit of $4,144,741. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements of Bitzio, Inc. (“Bitzio,” “we” or “us”) for the three months ended March 31, 2014 and 2013 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2014 and our results of operations and cash flows for the three-month periods ended March 31, 2014 and 2013. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”).

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

Revenue Recognition

Following the execution of the November 18, 2013 Distribution Agreement, we derive our revenues from the sale of products under the Bitzio/Emotion Distribution Agreement. We recognize revenue when the following conditions are satisfied: (i) delivery of the product has occurred and (ii) collection is reasonably assured.

Prior to November 18, 2013, we derived our revenues from the sale of software and mobile applications through various platforms. We recognize revenue when all of the following conditions were satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery of the product or provision of the service has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible preferred stock and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 710,753,988 such potentially dilutive shares excluded as of March 31, 2014.

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

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or inputs that are corroborated by market data

Level 3:	Unobservable inputs that are not corroborated by market data.

Recent Accounting Pronouncements

The Company has evaluated recent pronouncements and does not expect their adoption to have a material impact on the Company’s financial position, or statements.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets

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

	March 31, 2014	December 31, 2013
License rights	$300,000	$300,000
Less: Accumulated amortization	(22,069)	(7,069)
Intangible Assets, net	$277,931	$292,931

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets. Amortization expense was $15,000 and $7,792 for the three months ended March 31, 2014 and 2013, respectively.

Estimated amortization expense for the intangible assets for the next five years consists of the following as of March 31, 2014:

Year Ending December 31
Remainder of 2014	$45,000
2015	60,000
2016	60,000
2017	60,000
2018	52,931

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party payables

At March 31, 2014, $18,699 was due to related parties for accrued interest, and $123,000 for services rendered by a company owned by Bitzio’s chief executive officer.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Exchange of Convertible Debentures

Immediately subsequent to its purchase of 500,000 shares of Series B Preferred Stock on November 18, 2013 (see note 9), 112359 Factor Fund, LLC (“Factor Fund”) entered into assignment agreements with seven holders of eight convertible promissory notes issued by the Registrant in 2012 and 2013. The aggregate of the principal balance and accrued interest on the notes was $779,591, and all of the notes were past due and otherwise in default. The assignment agreements provided that Factor Fund transferred the 500,000 shares of Series B Preferred Stock to the note holders, and the note holders assigned the eight notes to Factor Fund.

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

During the three months ended March 31, 2014 $53,765 of principal was converted into 47,900,000 shares of the Company’s common stock. The balance of the note as of March 31, 2014 is $933,919 with accrued interest of $28,157.

On March 4, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $37,500 to an accredited investor. The note has a maturity date of December 10, 2014. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the three months ended March 31, 2014, the Company recorded an interest expense of $217. The Company accounted for the conversion feature as a derivative valued at $253,302, of which $37,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $215,802 was expensed immediately to interest expense.

NOTE 7 – DERIVATIVE LIABILITY

Effective July 31, 2009, the Company adopted ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. The conversion price of our outstanding convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced. As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with convertible notes payable.

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 1.00 and 2.02 years, risk free rates of between 0.18 and 0.27 percent, and annualized volatility of between 149% and 172%. At March 31, 2014, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.70 and 1.75 years, risk free rates of 0.13 percent, and annualized volatility of between 208 and 236 percent and determined that, during the three months ended March 31, 2013, the Company’s derivative liability increased by $818,778 to $1,818,783. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

NOTE 8 – NOTES PAYABLE

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

During 2012, the Company borrowed $55,000 through an unsecured promissory note bearing interest at 10% with a maturity date of March 10, 2014. During 2013, the Company borrowed additional $43,214, and converted $8,062 into 8,062,000 shares of common stock. As of March 31, 2014, the Company had principal outstanding in the promissory note of $90,152, and accrued interest of $14,010.

On June 4, 2012, Bitzio, Inc. and ACT entered into a share purchase agreement wherein Bitzio acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company. On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros ($194,447 USD) to ACT. The Company re-measured the amount due in U.S. dollars as of March 31, 2014 and recorded a loss on foreign currency transaction of $43. The amount due as of March 31, 2014 is $202,404.

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

As of December 31, 2013 and March 31, 2014, there were 2,043,120 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding. The shares have the following provisions:

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

The Company will have the right to redeem the Series B Preferred Stock for a payment of $1.50 per share

On November 18, 2013 the Company sold 500,000 shares of Series B Preferred Stock to 112359 Factor Fund, LLC (“Factor Fund”) for a total of $250,000. The Company and Factor Fund also agreed that in each of the five months commencing February 2014 Factor Fund will purchase an additional 100,000 shares of Series B Preferred Stock for $50,000 - i.e. a total of 500,000 shares sold during those five months for a total of $250,000. During the quarter ended March 31, 2014, Factor Fund purchased 200,000 additional shares of Series B Preferred Stock for $100,000.

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

NOTE 10 – COMMON STOCK

On January 13, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 250 million to 2 billion. There were 276,316,617 shares were issued outstanding as of March 31, 2014. The activity surrounding the issuances of the Common Stock is as follows:

During the three months ended March 31, 2014 the Company issued 47,900,000 shares in conversion of notes payable of $53,765, 2,500,000 shares for debt issuance costs of $2,500 and 50,000,000 shares of its common stock to Angie Daza under the MOU (see Note 1).

NOTE 11 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price Per Share
Outstanding, December 31, 2013	22,561,948	$0.33
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2014	22,561,948	$0.33
Exercisable at March 31, 2014	22,561,948	$0.33

The following table discloses information regarding outstanding and exercisable options and warrants at March 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.20 - $0.29	2,000,000	0.20	2.67	2,000,000	0.20
$0.30 - $0.39	19,747,948	0.34	1.65	19,747,948	0.34
$0.40 - $0.49	814,000	0.40	1.01	814,000	0.40
	22,561,948	0.33	1.72	22,561,948	0.33

NOTE 12- FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2014 and December 31, 2013, consisted of the following:

Fair Value Measurements Using
		Quoted prices in	Significant other
	Total Fair Value at	active markets	observable inputs	Significant Unobservable inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(1,818,783)	$—	$(1,818,783)	$—

Fair Value Measurements Using
		Quoted prices in	Significant other
	Total Fair Value at	active markets	observable inputs	Significant Unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(827,158)	$—	$(827,158)	$—

(1) The derivative is calculated using the Black Scholes Pricing Model

NOTE 13 – SUBSEQUENT EVENTS

On April 14, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $37,500 to an accredited investor. The note has a maturity date of January 18, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date.

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

During the first quarter of 2014, the Company completed its first acquisition, taking control of the Cleo VII brand. The Company has also signed letters of intent to make three other brand acquisitions. Our financial statements for the quarter ended March 31, 2014, however, reflect only the results of distributing for E-motion Apparel, Inc. and the consolidated results of operations of our 51% owned subsidiary, Cleo VII, Inc. Our financial statements for the quarter ended March 31, 2013 include the results from our now-discontinued mobile app operations.

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

Results from Continuing Operations

Revenues

For the three months ended March 31, 2014, we had revenues of $26,703 from continuing operations, compared to $0 for the three months ended March 31, 2013. All of the revenue was attributable to distribution of the E-motion Apparel brand, as our Cleo VII, Inc. subsidiary has not initiated sales yet. The wholesale apparel industry typically experiences low sales in January of every year as retailers push delivery for new merchandise towards end of February so that they can manage returns from December sales. While there are purchase orders in excess of $30,000 written in February and March 2014, those orders ship in April, May and June 2014.

Operating Expenses

Our operating expenses consisted of professional fees of $161,705, and general and administrative expenses of $132,698. The primary components of professional fees during the three months ended March 31, 2014, were consulting fees of $111,333, and legal fees of $17,418. During the three months ended March 31, 2013, we incurred professional fees of $628,563, and general and administrative expenses of $52,378.

Loss from Operations

Our loss from operations was $267,700 for the three months ended March 31, 2014, compared to a loss from operations of $680,941 for the three months ended March 31, 2013.

Other Expense

We had interest expense of $257,331 for the three months ended March 31, 2014, compared to $208,078 for the three months ended March 31, 2013. We also had additional loss on extinguishment of debt of $2,850 for the three months ended March 31, 2014.

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a derivative liability for the calculated value. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. We had loss on derivative liability of $818,778 for the three months ended March 31, 2014, compared to gain of $150,127 for the three months ended March 31, 2013.

We acquired a 51% ownership interest in Cleo VII, Inc. The net loss attributable to non-controlling interest of $5,194 reflects the portion of the net loss of Cleo VII, Inc. attributable to the minority shareholder for the three months ended March 31, 2014.

3

Net Loss

The net loss attributable to Bitzio, Inc. for the three months ended March 31, 2014 of $1,341,508 reflects the net loss of the consolidated operations of Bitzio, Inc. and Cleo VII, Inc. for that period after increasing the net loss by the loss attributable to the non-controlling interest described above. The net loss for three months ended March 31, 2013 was $732,803.

Liquidity and Capital Resources

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Unfortunately, at March 31, 2014 we had low liquidity, with current assets consisting of $1,368 in cash, $43,750 in prepaid expenses and $21,209 in accounts receivable. We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions. Accordingly, we will be working aggressively in 2014 to secure sources of financing.

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

Cash Used in Operations

Our net cash used in continuing operating activities was $119,130 for the three months ended March 31, 2014, compared to $6,335 for the three months ended March 31, 2013.

Our cash used in operations was far less than our net loss of $1,341,508 because our net loss included significant non-cash expenses: amortization of debt discounts on convertible notes of $15,504, change in derivative liability of $818,778, origination interest of $215,802, loss on extinguishment of debt of $2,850 and changes in operating assets and liabilities that totaled $159,597.

Cash Used in Investing Activities

Our net cash used by continuing investing activities was $53,079 for the three months ended March 31, 2014, related to our issuance of a note receivable for $53,079.

Cash Provided by Financing Activities

Our net cash provided by financing activities was $169,700 for the three months ended March 31, 2014, compared to $0 for the three months ended March 31, 2013. For the three months ended March 31, 2014, our cash provided by financing activities consisted primarily of proceeds from sale of preferred stock of $100,000, and proceeds, net of repayments, from convertible notes payable of $69,700.

Contractual obligations and other commitments

As of March 31, 2014, our contractual financial commitments were the license fee due to E-motion Apparel, which will total $75,000 in each of the current and three subsequent years, and professional fees due to Tezi Advisory, which total $123,000.

Off-balance sheet arrangements

As of March 31, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

4

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms. The evaluation disclosed the following material weaknesses in our disclosure controls and procedures:

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

3. We outsource the bookeeping operations of our company. Because we have no bookkeeping staff, we outsource most of the basic accounting functions of our Company to an independent consultant. This consultant is self-directed, and is not directly answerable to the Company’s management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the consultant.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

5

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2014, the Company has issued no unregistered equity security sales.

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitzio, Inc.

Dated: May 15, 2014		/s/ Gordon McDougall
	By:	Gordon McDougall
	Its:	Chief Executive Officer

7