Form 10-Q
period 2014-06-30
Bitzio, Inc.
filed 2014-08-14
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission file number: 000-51688

BITZIO, INC.
(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9625 Cozycroft Avenue, Suite A Chatsworth, CA	91311
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2014 the number of shares of the registrant’s classes of common stock outstanding was 840,666,617.

2

PART I – FINANCIAL INFORMATION

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

The results for the period ended June 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 10, 2014.

3

ITEM 1. FINANCIAL STATEMENTS

BITZIO, INC.

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$-	$3,877
Accounts receivable, net	59,512	2,234
Prepaid expenses and other current assets	40,400	-
Total Current Assets	99,912	6,111

Other Assets
Intangible assets, net	262,931	292,931
Note receivable	191,382	75,000
Total Other Assets	454,313	367,931

Total Assets	$554,225	$374,042

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$907,007	$652,006
Related party payable	145,439	138,000
Notes payable, net of discount	291,395	367,513
Convertible notes, net of discount	977,138	1,037,684
Related party convertible notes	150,000	150,000
Derivative liability	1,212,985	827,158
Total Current Liabilities	3,683,964	3,172,361

Long term notes payable, net of discount	300,000	225,000
Redeemable preferred stock series C, $0.001 par value; 999 shares authorized; 999 shares issued and outstanding	-	-
Total Liabilities	3,983,964	3,397,361

Stockholders’ Deficit:
Preferred stock series A, $0.001 par value; 25,000,000 shares authorized; 2,043,120 shares issued and outstanding	2,043	2,043
Preferred stock series B, $0.001 par value; 1,000,000 shares authorized; 1,000,000 and 500,000 shares issued and outstanding, respectively	1,000	500
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 301,816,617 and 175,916,617 shares issued and outstanding, respectively	301,817	175,917
Additional paid in capital	19,988,569	19,603,216
Stock subscriptions payable	263,574	181,074
Accumulated deficit	(23,981,548)	(22,986,069)
Total Bitzio, Inc. stockholders’ deficit	(3,424,545)	(3,023,319)
Non-controlling interest	(5,194)	-
Total stockholders’ deficit	(3,429,739)	(3,023,319)
Total Liabilities and Stockholders’ Deficit	$554,225	$374,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Month Ended June 30,
	2014	2013	2014	2013
Revenues	$60,551	$-	$87,254	$-

Operating Expenses
Professional fees	199,874	390,170	361,579	1,018,733
General and administrative	87,708	64,633	220,406	117,011
Total operating expenses	287,582	454,803	581,985	1,135,744

Loss from Operations	(227,031)	(454,803)	(494,731)	(1,135,744)

Other Income (Expense)
Interest expense	(85,619)	(246,819)	(342,950)	(454,897)
Change in derivative liability	657,520	(15,695)	(161,258)	134,432
Foreign currency transaction loss	1,161	-	1,118	-
Loss on extinguishment of debt	-	-	(2,850)	-
Total other income (expense)	573,062	(262,514)	(505,940)	(320,465)

Income (Loss) Before Income Taxes	346,031	(717,317)	(1,000,672)	(1,456,209)
Provision For Income Taxes	-	-	-	-

Net Income (Loss) From Continuing Operations	346,031	(717,317)	(1,000,672)	(1,456,209)
Gain on disposal of discontinued operations	-	278,937	-	278,937
Income from discontinued operations	-	2,270	-	48,359
Net Income (Loss) before Non-controlling Interest	346,031	(396,110)	(1,000,672)	(1,128,913)

Net Loss Attributable to Non-controlling Interest	-	-	(5,194)	-

Net Income (Loss) Attributable to Bitzio, Inc.	$346,031	$(396,110)	$(995,478)	$(1,128,913)

Earnings (Loss) Per Share from Continuing Operations
Basic	$0.00	$(0.00)	$(0.00)	$(0.01)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)
Earnings (Loss) Per Share from Discontinued Operations
Basic	$0.00	$0.00	$(0.00)	$0.00
Diluted	$0.00	$0.00	$(0.00)	$0.00
Earnings (Loss) Per Share attributable to Bitzio shareholders
Basic	$0.00	$(0.00)	$(0.00)	$(0.01)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.01)
Weighted Average Common Shares
Basic	293,459,474	80,795,420	261,497,556	78,756,933
Diluted	1,342,671,471	80,795,420	261,497,556	78,756,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended Jun 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(995,478)	$(1,128,913)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss attributable to noncontrolling interest	(5,194)	-
Depreciation and amortization	30,000	7,477
Expenses paid on behalf of the company	-	207,797
Gain on disposal of discounted operation	-	(278,987)
Loss on extinguishment of debt	2,850	-
Foreign currency transaction loss	(1,118)	-
Amortization of debt discounts on convertible notes	59,519	352,586
Origination interest on convertible notes payable	230,356	5,347
Change in derivative liabilities	161,258	(134,432)
Common shares issued for services	-	370,531
Changes in operating assets and liabilities:
Accounts receivable	(57,278)	14,807
Prepaid expenses and other current assets	9,600	56,523
Interest receivable	-	(730)
Accounts payable and accrued expenses	337,501	358,634
Related party payables	7,439	71,187
Net cash provided by continuing operating activities	(220,545)	(98,123)
Net cash provided by discontinued operating activities	-	-
Net cash provided by operating activities	(220,545)	(98,123)

Cash Flows from Investing Activities
Cash acquired in acquisition of subsidiary	-	109,940
Cash invested in note receivable	(116,382)	(90,000)
Net cash provided by continuing investing activities	(116,382)	19,940
Net cash provided by discontinued investing activities	-	-
Net cash provided by investing activities	(116,382)	19,940

Cash Flows from Financing Activities
Repayments on notes payable	(94,500)	(110,000)
Repayments on convertible debenture	-	(83,500)
Proceeds from notes payable	70,000	110,000
Proceeds from convertible notes payable	107,500	173,500
Proceeds from sale of preferred stock	250,050	-
Net cash provided by continuing financing activities	333,050	90,000
Net Cash Provided by Discontinued Financing Activities	-	-
Net cash provided by financing activities	333,050	90,000

Net (decrease) increase in cash	(3,877)	11,817
Cash and cash equivalents, beginning of period	3,877	39,868

Cash and Cash Equivalents, end of period	$-	$51,685

Cash Paid For:
Interest	$-	$44,856
Income taxes	$-	$-

Non-cash Financing and Investing Activities
Debt discounts on convertible notes payable	$107,500	$193,500
Common stock issued for debt	$291,801	$422,643
Common stock issued for prepaid services	$50,000	$-
Common stock issued for debt issuance costs	$2,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

On February 3, 2014 the Company executed a non-binding letter of intent to acquire the stock of E-motion Apparel, Inc. The letter of intent contemplates that the Company will purchase 100% of the shares of E-motion Apparel. E-motion Apparel is currently engaged in the design, production and sale of apparel. As of June 30, 2014 the acquisition had not yet been completed.

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

On February 18, 2014 the Company executed a non-binding letter of intent to acquire ownership of Sahaja, LLC. . Sahaja is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to Sahaja, LLC totaling up to $100,000 as mutually agreed. As of June 30, 2014, $22,979 has been loaned to Sahaja but the acquisition had not yet been completed.

On March 24, 2014 the Company executed a non-binding letter of intent to acquire ownership of ZMJ Denim, Inc. ZMJ Denim, Inc is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to ZMJ Denim, Inc. totaling up to $100,000 as mutually agreed. As of June 30, 2014, the acquisition had not yet been completed.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has recurring net loss, an accumulated deficit of $23,981,548 and a net working capital deficit of $3,584,052. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements of Bitzio, Inc. (“Bitzio,” “we” or “us”) for the six months ended June 30, 2014 and 2013 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2014 and our results of operations and cash flows for the three-month and six-month periods ended June 30, 2014 and 2013. The results of operations for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”).

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

Prior to November 18, 2013, we derived our revenues from the sale of software and mobile applications through various platforms. We recognized revenue when all of the following conditions were satisfied: (i) there is persuasive evidence of an arrangement; (ii) delivery of the product or provision of the service has occurred; (iii) the fee is fixed or determinable; and (iv) collectability of the fee is reasonably assured.

Cash and Cash Equivalents

We consider all highly liquid investments with remaining maturities of six months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consist primarily of money market funds and other short-term investments with original maturities of not more than six months stated at cost, which approximates market value.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible preferred stock and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 1,049,211,997 such potentially dilutive shares excluded as of June 30, 2014.

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

	June 30, 2014	December 31, 2013
License rights	$300,000	$300,000
Less: Accumulated amortization	(37,069)	(7,069)
Intangible Assets, net	$262,931	$292,931

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets. Amortization expense was $30,000 and $7,477 for the six months ended June 30, 2014 and 2013, respectively.

Estimated amortization expense for the intangible assets for the next five years consists of the following as of June 30, 2014:

Year Ending December 31
2014	$30,000
2015	60,000
2016	60,000
2017	60,000
2018	52,931

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party payables

At June 30, 2014, $22,439 was due to related parties for accrued interest, and $123,000 for services rendered by a company owned by Bitzio’s chief executive officer at that time.

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

During the six months ended June 30, 2014 $93,065 of principal was converted into 73,400,000 shares of the Company’s common stock. The balance of the note as of June 30, 2014 is $894,619 with accrued interest of $46,254.

On March 4, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $37,500 to an accredited investor. The note has a maturity date of December 10, 2014. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the six months ended June 30, 2014, the Company recorded an interest expense of $975. The Company accounted for the conversion feature as a derivative valued at $253,302, of which $37,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $215,802 was expensed immediately to interest expense.

On April 14, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $37,500 to an accredited investor. The note has a maturity date of January 18, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the six months ended June 30, 2014, the Company recorded an interest expense of $642. The Company accounted for the conversion feature as a derivative valued at $48,244, of which $37,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $10,744 was expensed immediately to interest expense.

On May 5, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $32,500 to an accredited investor. The note has a maturity date of February 9, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the six months ended June 30, 2014, the Company recorded an interest expense of $404. The Company accounted for the conversion feature as a derivative valued at $36,411, of which $32,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $3,911 was expensed immediately to interest expense.

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

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 1.00 and 2.02 years, risk free rates of between 0.18 and 0.27 percent, and annualized volatility of between 149% and 172%. At June 30, 2014, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.45 and 1.5 years, risk free rates of 0.11 percent, and annualized volatility of between 222 and 259 percent and determined that, during the three and six months ended June 30, 2014, the Company’s derivative liability decreased by $657,520 and increased by $163,162, respectively to $1,212,985. The Company recognized a corresponding gain during the three month period and loss during the six month period on derivative liability in conjunction with this revaluation.

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

During 2012, the Company borrowed $55,000 through an unsecured promissory note bearing interest at 10% with a maturity date of March 10, 2014. During 2013, the Company borrowed additional $43,214, and converted $8,062 into 8,062,000 shares of common stock. As of June 30, 2014, the Company had principal outstanding in the promissory note of $90,152, and accrued interest of $16,258.

On June 4, 2012, Bitzio, Inc. and ACT entered into a share purchase agreement wherein Bitzio acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company. On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros ($194,447 USD) to ACT. The Company re-measured the amount due in U.S. dollars as of June 30, 2014 and recorded a gain on foreign currency transaction of $1,118. The amount due as of June 30, 2014 is $201,243.

On January 29, 2014 the Company sold a Promissory Note to The Victor Vinco Family Trust (the “Trust”). The purchase price was $70,000. The principal amount of the Note is $94,500, which is payable in installments of $18,900 on the 15th day of each month during the term of the Note. The Note does not bear interest, except in the event of a default, at which time interest shall accrue at 18% per annum. As of June 30, 2014, the note and accrued interest was fully repaid.

NOTE 9 – PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as Series A Convertible Redeemable Preferred Stock, 1,000,000 shares are designated as Series B Convertible Preferred Stock, and 999 shares are designated as Series C Preferred Stock, par value of $0.001,

Series A Preferred Stock

As of December 31, 2013 and June 30, 2014, there were 2,043,120 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding. The shares have the following provisions:

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

The Company will have the right to redeem the Series B Preferred Stock for a payment of $1.50 per share

On November 18, 2013 the Company sold 500,000 shares of Series B Preferred Stock to 112359 Factor Fund, LLC (“Factor Fund”) for a total of $250,000. The Company and Factor Fund also agreed that in each of the five months commencing February 2014 Factor Fund will purchase an additional 100,000 shares of Series B Preferred Stock for $50,000 - i.e. a total of 500,000 shares sold during those five months for a total of $250,000. During the six month period ended June 30, 2014, Factor Fund purchased 500,000 additional shares of Series B Preferred Stock for $250,000.

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

On December 3, 2013 the Board of Directors sold 333 shares of Series C Preferred Stock to each of Gordon McDougall, Marilu Brassington and Hubert Blanchette for a price of $.01 per share. The three shareholders were the members of the Registrant’s Board of Directors at that time. The Company valued the shares at $99, but immediately revalued the shares to the amount to be paid at settlement or $0.

NOTE 10 – COMMON STOCK

On January 13, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 250 million to 2 billion. There were 301,816,617 shares issued and outstanding as of June 30, 2014. The activity surrounding the issuances of the Common Stock is as follows:

During the six months ended June 30, 2014 the Company issued 73,400,000 shares in conversion of notes payable of $93,065, 2,500,000 shares for debt issuance costs of $2,500 and 50,000,000 shares of its common stock to Angie Daza under the MOU (see Note 1).

NOTE 11 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the six months ended June 30, 2014:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding, December 31, 2013	22,561,948	$0.33
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Balance outstanding, June 30, 2014	22,561,948	$0.33
Exercisable, June 30, 2014	22,561,948	$0.33

The following table discloses information regarding outstanding and exercisable options and warrants at June 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.20 - $0.29	2,000,000	0.20	2.42	2,000,000	0.20
$0.30 - $0.39	19,747,948	0.34	1.41	19,747,948	0.34
$0.40 - $0.49	814,000	0.40	0.76	814,000	0.40
	22,561,948	0.33	1.47	22,561,948	0.33

NOTE 12 – FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2014 and December 31, 2013, consisted of the following:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(1,212,985)	$—	$(1,212,985)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(827,158)	$—	$(827,158)	$—

(1) The derivative is calculated using the Black Scholes Pricing Model

NOTE 13 – SUBSEQUENT EVENTS

On July 15, 2014 Gordon McDougall submitted his resignation from his positions as a member of the Registrant’s Board of Directors and as the Registrant’s Chief Executive Officer, effective on July 16, 2014. On July 16, 2014 the Board of Directors appointed Hubert J. Blanchette to serve as the Registrant’s Chief Executive Officer. Mr. Blanchette is currently a member of the Registrant’s Board of Directors.

On July 16, 2014 the Registrant entered into a Share Exchange Agreement with Hubert Blanchette, Paul Koros, Stella Koros, Michael John Koros, Gordon McDougall and Laura Fewrtell. Hubert Blanchette was, on that date, a member of the Registrant’s board of directors. Gordon McDougall was, on that date, a member of the Registrant’s board of directors and the Registrant’s Chief Executive Officer. Laura Fewtrell is Mr. McDougall’s spouse.

The transactions contemplated by the Share Exchange Agreement were completed on July 17, 2014. On that date, Mr. Blanchette and the Koros’s transferred to the Registrant all of the capital stock of Lexi-Luu Design, Inc. and released Lexi-Luu Design, Inc. from all accrued liabilities. In exchange, the Registrant issued to them a total of 300,000,000 shares of its common stock. At the same time, Ms. Fewtrell and entities affiliated with Ms. Fewtrell and Mr. McDougall released Lexi-Luu Design, Inc. from all liabilities, including liabilities for money loaned, and the Registrant issued to Ms. Fewtrell and to an affiliate of Mr. McDougall a total of 200,000,000 shares of its common stock. The Share Exchange Agreement provides that additional shares of common stock will be issued to all parties if the annual revenue for any of the current or next two years exceeds the following threshholds: 2014 - $420,000; 2015 - $660,000; 2016 - $780,000. The Share Exchange Agreement also provides that additional shares will be issued to all parties if, during the next 24 months, the Registrant completes a sale of equity securities at a per share price of less than $.0015 for aggregate gross proceeds of $750,000 or more.

On July 17, 2014, pursuant to the Share Exchange Agreement, the Registrant entered into an Employment Agreement with Hubert Blanchette. The agreement provides that Mr. Blanchette will serve as Chief Executive Officer of Lexi-Luu Design, Inc. for a term of five years. As compensation for these services, the Registrant agreed to pay Mr. Blanchette a salary of $150,000 per year, except that for the period through May 31, 2015 sixty percent of the salary will be satisfied by issuance of common stock at a per share value of $.0015. The Registrant agreed to issue 50,000,000 common shares to Mr. Blanchette upon his execution of the agreement, which will vest quarterly over two years. The agreement also provides that Lexi-Luu Design, Inc. will pay Mr. Blanchette 5% of the contribution margin realized during the past half year.

On July 18, 2014 the Registrant entered into a Share Exchange Agreement with Marilu Brassington, Elaine Cunningham and Leticia Brito. Ms. Brassington is the Registrant’s Chief Financial Officer and a member of the Registrant’s board of directors.

The transactions contemplated by the Share Exchange Agreement were completed on July 18, 2014. On that date, the three counterparties transferred to the Registrant all of the capital stock of E-motion Apparel, Inc. In exchange, the Registrant issued to them a total of 350,000,000 shares of its common stock. The Share Exchange Agreement provides that additional shares of common stock will be issued to all parties if the annual revenue of E-Motion Apparel for any of the current or next two years exceeds the following threshholds: 2014 - $270,000; 2015 - $390,000; 2016 - $540,000. The Share Exchange Agreement also provides that additional shares will be issued to all parties if, during the next 24 months, the Registrant completes a sale of equity securities at a per share price of less than $.0015 for aggregate gross proceeds of $750,000 or more.

On July 18, 2014, pursuant to the Share Exchange Agreement, the Registrant entered into an Employment Agreement with Marilu Brassington. The agreement provides that Ms. Brassington will serve as the Registrant’s Chief Financial Officer and as Chief Executive Officer of E-motion Apparel, Inc. for a term of five years. As compensation for these services, the Registrant agreed to pay Ms. Brassington a salary of $150,000 per year, except that for the period through May 31, 2015 68% of the salary will be satisfied by issuance of common stock at a per share value of $.0015. The Registrant agreed to issue 50,000,000 common shares to Ms. Brassington upon her execution of the agreement, which will vest quarterly over two years. The agreement also provides that the Registrant will pay Ms. Brassington 5% of the contribution margin realized on sales to current customers of E-motion Apparel.

On August 5, 2014 the Registrant filed with the Nevada Secretary of State a Certificate of Designation of 35,750 shares of Series D Preferred Stock, which had been designated by the Registrant’s Board of Directors as authorized by the Registrant’s Articles of Incorporation. The holders of shares of Series D Preferred Stock will have the following rights:

●	The holder of each share will have the right to cast the number of votes that equals the votes that could be cast by the holder of 10,000 shares of common stock.

●	In the event of a liquidation of the Registrant, the holder of each share of Series D Preferred Stock will be entitled to a liquidation preference of $.01.

●	The holder will not participate in any dividend payable to the holders of the common stock

On August 4, 2014 the Registrant entered into an Exchange Agreement with Hubert Blanchette, pursuant to which the Registrant issued 20,000 shares of Series D Preferred Stock to Mr. Blanchette and he surrendered 200,000,000 shares of Common Stock. On the same day, the Registrant entered into an Exchange Agreement with Marilu Brassington, pursuant to which the Registrant issued 15,750 shares of Series D Preferred Stock to Ms. Brassington and she surrendered 157,500,000 shares of Common Stock. The two shareholders are the members of the Registrant’s Board of Directors.

On August 5, 2014 the Registrant entered into a Securities Purchase Agreement with 112359 Factor Fund, LLC (“Factor Fund”), pursuant to which the Registrant sold to Factor Fund a Secured Convertible Debenture. The Securities Purchase Agreement provides that Factor Fund will make ten payments, commencing with a payment of $80,000 on August 5, 2014, followed monthly by eight payments of $25,000 each and one $20,000 payment (i.e. total payments of $300,000). In exchange for each payment, an obligation in the principal amount equal to twice the payment will accrue and be represented by the Debenture. In addition, a premium of $50,000 will be added to the initial obligation, resulting in a total principal obligation accruing over the next nine months of $650,000. The primary terms of the Debentures are:

●	Interest will accrue on the principal balance at the lesser of 8% per annum or the applicable federal rate.

●	Principal and interest on each tranche will be due on the second anniversary of the payment date for that tranche.

●	The Registrant may prepay the principal amount of the Debenture, in whole or in part, at any time without penalty, and interest that has accrued on the prepaid amount will be waived.

●	The holder may convert the principal and interest accrued on the Debenture into common stock at a conversion price equal to 100% of the average of the five (5) lowest closing market prices for the common stock for the sixty trading days preceding conversion, but may not convert into a number of shares that would result in the holder owning beneficially more than 9.99% of the Registrant’s outstanding shares.

The Registrant’s obligations under the Debenture are secured by a pledge of all of the Registrant’s assets. In addition, Hubert Blanchette and Marilu Brassington, who are officers and directors of the Registrant, have pledged a total of 666 shares of Series C Preferred Stock and 35,750 shares of Series D Preferred Stock to secure the Registrant’s obligations under the Debenture.

On August 5, 2014 the Registrant entered into a letter agreement with Factor Fund that modified the terms of the Secured Amended & Restated Convertible Debentures issued by the Registrant to Factor Fund on November 18, 2013 (the “A&R Debentures”). The modifications:

●	increased the maximum number of shares that Factor Fund can hold upon conversion of the A&R Debentures from 4.99% of the outstanding to 9.99%.

●	changed the period over which the conversion price will be measured from the 30 trading days preceding conversion to the 60 trading days preceding conversion.

●	eliminated the restriction on the number of shares of common stock that Factor Fund can sell in a month.

●	added a provision that the interest rate on the A&R Debentures will increase to 20% per annum in the event of a default.

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

During the first six months of 2014 the Company completed its first acquisition, taking control of the Cleo VII brand, and signed letters of intent to make three other brand acquisitions. The financial statements included in this Report, however, reflect only the results of distributing for E-motion Apparel, Inc., as well as results from our now-discontinued mobile app operations. Subsequent to June 30, 2014, the Company acquired all of the capital stock of E-Motion Apparel, Inc. and Lexi-Luu Designs, Inc., a designer and distributor of childrens clothing.

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

Results of Operations

Revenues

For the three and six months ended June 30, 2014, we had revenues of $60,551 and $87,254, respectively, from continuing operations, compared to $0 for the three and six months ended June 30, 2013. Sales grew in the second quarter, as the wholesale apparel industry typically experiences low sales in January of every year as retailers push delivery for new merchandise towards end of February so that they can manage returns from December sales. Sales remain far below the level necessary for profitable operations, however, as we lack adequate financial resources to support our marketing program.

Operating Expenses

The primary component of our operating expenses for the three and six months ended June 30, 2014 consisted of professional fees of $199,874 and $361,579, respectively. The primary components of professional fees during the six months ended June 30, 2014, were consulting fees of $172,833, and legal fees of $35,461, all of which was generally related to our efforts to gain access to potential sources of financing. During the three and six months ended June 30, 2013, our professional fees totaled $390,170 and $1,018,733, respectively. Professional fees fell year-to-year due to the change in our business plan and management practices.

The remainder of our operating expenses for the three and six months ended June 30, 2014 consisted of general and administrative expenses of $87,708 and $220,406, respectively. In both periods, G&A expenses exceeded those recorded during the three and six months ended June 30, 2013. The primary reason for the increase is that we have reduced reliance on professionals for management services, resulting in an increase in management salaries but a reduction in professional fees.

Loss from Operations

Due to our significant reduction in operating expenses, our loss from operations fell from $454,803 for the three months ended June 30, 2013 to $227,031 for the three months ended June 30, 2014, and from $1,135,744 for the six months ended June 30, 2013 to $494,731 for the six months ended June 30, 2014

4

Other Expense

During the three months ended June 30, 2013 we incurred above-normal interest charges of $246,819 as a result of financing transactions in that quarter. Because of that situation, our interest expense for the three and six months ended June 30, 2014 was less than our interest expense for the comparable periods of 2013, although our overall debt is considerably greater than it was one year ago.

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a derivative liability for the calculated value. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. During the quarter ended June 30, 2014, we recorded a gain of $657,520, as the value of our derivative liabilities fell by that amount. In the first quarter of this year, however, we recorded a loss of $818,778 as the value of our derivative liabilities increased, with the result that for the six months ended June 30, 2014 the overall result was a loss of $161,258.

We acquired a 51% ownership interest in Cleo VII, Inc. The net loss attributable to non-controlling interest of $0 reflects no operations in Cleo VII, Inc. attributable to the minority shareholder for the three months ended June 30, 2014.

Net Income (Loss)

Although our operations were not profitable, we nevertheless recorded net income of $346,031 for the quarter ended June 30, 2014 due to the $657,520 gain we recorded on the change in value of our derivative liability. For the six months ended June 30, 2014, during which we recorded a loss from operations as well as a loss on the value of our derivative liabilities, we recorded a net loss of $995,478.

Liquidity and Capital Resources

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Unfortunately, at June 30, 2014 we had low liquidity, with current assets consisting of $0 in cash, $40,400 in prepaid expenses and $59,512 in accounts receivable. We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions. Accordingly, we will be working aggressively in 2014 to secure sources of financing. As described in Note 13 (“Subsequent Events”) to our financial statements, subsequent to the end of the second quarter we secured an additional investment from our principal creditor.

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

Cash Used in Operations

Our net cash used in continuing operating activities was $220,545 for the six months ended June 30, 2014, compared to $98,123 for the six months ended June 30, 2013.

Our cash used in operations was far less than our net loss of $995,478 because our net loss included significant non-cash expenses: amortization of debt discounts on convertible notes of $30,000, change in derivative liability of $161,258, origination interest of $230,356, loss on extinguishment of debt of $2,850 and changes in operating assets and liabilities that totaled $297,262.

Cash Used in Investing Activities

Our net cash used by continuing investing activities was $116,382 for the six months ended June 30, 2014, related to our purchase of a note receivable for $116,382.

5

Cash Provided by Financing Activities

Our net cash provided by financing activities was $333,050 for the six months ended June 30, 2014, compared to $90,000 for the six months ended June 30, 2013. For the six months ended June 30, 2014, our cash provided by financing activities consisted primarily of proceeds from sale of preferred stock of $250,050, and proceeds, net of repayments, from notes payable of $83,000.

Contractual obligations and other commitments

The following table summarized our contractual obligations as of June 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Payments due by period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5+ Years
Related party debts	$295,439	$295,439	—	—	—
Notes payable	591,395	291,395	$300,000	—	—
Convertible notes	977,138	977,138	—	—	—
Total	$2,155,367	$1,855,367	$300,000	—	—

Off-balance sheet arrangements

As of June 30, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms. The evaluation disclosed the following material weaknesses in our disclosure controls and procedures:

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three months ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There are presently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 1A – RISK FACTORS.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not effect any unregistered sale of equity securities during the second quarter of 2014.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of 2014.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitzio, Inc.

Dated: August 14, 2014	By:	/s/ Hubert Blanchette
	Name:	Hubert Blanchette
	Its:	Chief Executive Officer

8