Form 10-Q
period 2014-09-30
Bitzio, Inc.
filed 2014-11-19
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 19, 2014 the number of shares of the registrant’s classes of common stock outstanding was 1,397,110,507.

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

The results for the period ended September 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 10, 2014.

3

ITEM 1. FINANCIAL STATEMENTS

BITZIO, INC

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,524	$3,877
Accounts receivable, net	36,136	2,234
Prepaid expenses and other current assets	78,796	-
Inventory	228,032	-
Total Current Assets	345,488	6,111

Other Assets
Intangible assets, net	-	292,931
Fixed assets, net	2,724	-
Other receivable	1,192	-
Note receivable	25,979	75,000
Goodwill	1,037,864	-
Total Other Assets	1,067,759	367,931

Total Assets	$1,413,247	$374,042

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	1,273,101	652,006
Related party payable	154,479	138,000
Notes payable, net of discount	275,784	367,513
Convertible notes, net of discount	813,282	1,037,684
Related party convertible notes, net of discount	150,000	150,000
Contingent liabilities	135,000	-
Derivative liability	912,940	827,158
Total Current Liabilities	3,714,586	3,172,361

Long term notes payable, net of discount	-	225,000
Redeemable preferred stock series C, $0.001 par value; 999 shares authorized; 999 shares issued and outstanding	-	-
Total Liabilities	3,714,586	3,397,361

Stockholders’ Deficit:
Preferred stock series A, $0.001 par value; 2,500,000 shares authorized; 2,043,120 shares issued and outstanding	2,043	2,043
Preferred stock series B, $0.001 par value; 1,000,000 shares authorized; 1,000,000 and 500,000 shares issued and outstanding, respectively	1,000	500
Preferred Stock series D, $0.001 par value 35,750 authorized, No shares issued and outstanding	-	-
Common stock, $0.001 par value; 4,200,000,000 shares authorized; 1,397,110,507 and 175,916,617 shares issued and outstanding, respectively	1,397,111	175,917
Additional paid in capital	19,974,027	19,603,216
Stock subscriptions payable	288,637	181,074
Accumulated deficit	(23,944,263)	(22,986,069)
Total Bitzio, Inc. stockholders’ deficit	(2,281,445)	(3,023,319)
Non-controlling interest	(19,894)	-
Total stockholders’ deficit	(2,301,339)	(3,023,319)
Total Liabilities and Stockholders’ Deficit	$1,413,247	$374,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2014	2013	2014	2013
Revenues	$207,804	$9,990	$295,058	$9,990

Cost of Good Sold	48,696	-	48,696	-

Operating Expenses
Professional fees	94,842	47,917	456,421	1,066,650
General and administrative	186,843	12,576	407,249	129,587
Total operating expenses	281,685	60,493	863,670	1,196,237

Loss from Operations	(122,577)	(50,503)	(617,308)	(1,186,247)

Other Income (Expense)
Interest expense	(270,660)	(185,122)	(613,610)	(640,019)
Change in derivative liability	440,137	4,025	278,879	138,457
Foreign currency transaction gain	15,611	-	16,729	-
Loss on extinguishment of debt	(39,928)	-	(42,778)	-
Loss on default	-	(38,667)	-	(38,667)
Total other income (expense)	145,160	(219,764)	(360,780)	(540,229)
			-
Income (Loss) Before Income Taxes	22,583	(270,267)	(978,088)	(1,726,476)
Provision For Income Taxes	-	-	-	-

Net Income (Loss) From Continuing Operations	22,583	(270,267)	(978,088)	(1,726,476)
Gain on disposal of discontinued operations	-	-	-	278,937
Income from discontinued operations	-	-	-	48,359
Net Income (Loss) before Non-controlling Interest	22,583	(270,267)	(978,088)	(1,399,180)

Net Loss Attributable to Non-controlling Interest	(14,700)	-	(19,894)	-

Net Income (Loss) Attributable to Bitzio, Inc	$37,283	$(396,110)	$(958,194)	$(1,399,180)

Earnings (Loss) Per Share from Continuing Operations
Basic	$0.00	$(0.01)	$(0.00)	$(0.02)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.02)
Earnings (Loss) Per Share from Discontinued Operations
Basic	$0.00	$0.00	$(0.00)	$0.00
Diluted	$0.00	$0.00	$(0.00)	$0.00
Earnings (Loss) Per Share attributable to Bitzio shareholders
Basic	$0.00	$(0.01)	$(0.00)	$(0.02)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.02)
Weighted Average Common Shares
Basic	888,365,195	96,841,520	472,611,362	84,671,670
Diluted	2,119,294,695	96,841,520	1,703,504,862	84,671,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	(958,194)	(1,399,180)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss attributable to non-controlling interest	(19,894)	-
Depreciation and amortization	32,500	7,477
Expenses paid on behalf of the company	-	207,797
Loss on extinguishment of debt	42,778	38,667
Gain on Foreign currency transaction	(16,729)	-
Stock based compensation	25,063	370,531
Amortization of debt discounts on convertible notes	65,741	515,487
Origination interest on convertible notes payable	466,605	5,347
Change in derivative liabilities	(278,879)	(138,457)
Changes in operating assets and liabilities:
Accounts receivable	(33,107)	14,807
Prepaid expenses and other current assets	(5,435)	56,523
Interest receivable	-	(2,545)
Inventory	2,658	-
Accounts payable and accrued expenses	384,896	387,675
Related party payables	806	71,187
Net cash provided by continuing operating activities	(291,191)	135,316
Net cash provided by discontinued operating activities	-	(278,987)
Net cash provided by operating activities	(291,191)	(143,671)

Cash Flows from Investing Activities
Proceeds from disposal of discontinued operations	-	109,940
Cash invested in note receivable	(116,382)	-
Net cash provided by continuing investing activities	(116,382)	109,940
Net cash provided by discontinued investing activities	-	(90,000)
Net cash provided by investing activities	(116,382)	19,940

Cash Flows from Financing Activities
Repayments on notes payable	(94,500)	(110,000)
Repayments on convertible debenture	(52,500)	(83,500)
Proceeds from notes payable	70,000	110,000
Proceeds from convertible notes payable	233,000	173,500
Proceeds from sale of preferred stock	250,050	-
Net cash provided by continuing financing activities	406,050	90,000
Net Cash Provided by Discontinued Financing Activities	-	-
Net cash provided by financing activities	406,050	90,000

Net increase in cash	(1,523)	(33,731)
Cash acquired in acquisition	170	-
Cash, beginning of period	3,877	39,868

Cash and Cash Equivalents, end of period	$2,524	$6,137

Cash Paid For:
Interest	$-	$44,856
Income taxes	$-	$-

Non-cash Financing and Investing Activities
Debt discounts on convertible notes payable	$107,500	$193,500
Common stock issued for debt	$291,801	$422,643
Account receivable acquired in acquisition	$794	$-
Prepaid expense acquired in acquisition	$22,761	$-
Inventory acquired in acquisition	$230,690	$-
PPE acquired in acquisition	$3,324	$-
Other receivable acquired in acquisition	$1,192	$-
Account payable and accrued liabilities acquired in acquisition	$453,122	$-
Related party payable acquired in acquisition	$15,673	$-
Goodwill acquired in acquisition	$1,037,864	$-
Contingent liabilities acquired in acquisition	$135,000	$-
Common stock issued for acquisition	$693,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITZIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

On February 18, 2014 the Company executed a non-binding letter of intent to acquire ownership of Sahaja, LLC. . Sahaja is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to Sahaja, LLC totaling up to $100,000 as mutually agreed. As of September 30, 2014, $22,979 has been loaned to Sahaja but the acquisition had not yet been completed.

On March 24, 2014 the Company executed a non-binding letter of intent to acquire ownership of ZMJ Denim, Inc. ZMJ Denim, Inc is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to ZMJ Denim, Inc. totaling up to $100,000 as mutually agreed. As of September 30, 2014, the acquisition had not yet been completed.

On July 15, 2014 Gordon McDougall submitted his resignation from his positions as a member of the Registrant's Board of Directors and as the Registrant's Chief Executive Officer, effective on July 16, 2014. On July 16, 2014 the Board of Directors appointed Hubert J. Blanchette, who is a member of the Board of Directors, to serve as the Registrant's Chief Executive Officer.

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

The transactions contemplated by the Share Exchange Agreement were completed on July 17, 2014. On that date, Mr. Blanchette and the Koros’s transferred to the Registrant all of the capital stock of Lexi Luu Design, Inc. and released Lexi Luu Design, Inc. from all accrued liabilities. In exchange, the Registrant issued to them a total of 300,000,000 shares of its common stock. At the same time, Ms. Fewtrell and entities affiliated with Ms. Fewtrell and Mr. McDougall released Lexi Luu Design, Inc. from all liabilities, including liabilities for money loaned, and the Registrant issued to Ms. Fewtrell and to an affiliate of Mr. McDougall a total of 200,000,000 shares of its common stock. The Share Exchange Agreement provides that additional shares of common stock will be issued to all parties if the annual revenue for any of the current or next two years exceeds the following threshholds: 2014 - $420,000; 2015 - $660,000; 2016 - $780,000. The Share Exchange Agreement also provides that additional shares will be issued to all parties if, during the next 24 months, the Registrant completes a sale of equity securities at a per share price of less than $.0015 for aggregate gross proceeds of $750,000 or more.

On July 17, 2014, pursuant to the Share Exchange Agreement, the Registrant entered into an Employment Agreement with Hubert Blanchette. The agreement provides that Mr. Blanchette will serve as Chief Executive Officer of Lexi Luu Design, Inc. for a term of five years. As compensation for these services, the Registrant agreed to pay Mr. Blanchette a salary of $150,000 per year, except that for the period through May 31, 2015 sixty percent of the salary will be satisfied by issuance of common stock at a per share value of $.0015. The Registrant agreed to issue 50,000,000 common shares to Mr. Blanchette upon his execution of the agreement, which will vest quarterly over two years. The agreement also provides that Lexi Luu Design, Inc. will pay Mr. Blanchette 5% of the contribution margin realized during the past half year.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has recurring net loss, an accumulated deficit of $23,944,263 and a net working capital deficit of $3,369,098. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements of Bitzio, Inc. (“Bitzio,” “we” or “us”) for the three and nine months ended September 30, 2014 and 2013 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2014 and our results of operations and cash flows for the three-month and nine-month periods ended September 30, 2014 and 2013. The results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”).

Consolidation Policy

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its 100% owned subsidiaries, Cleo, Lexi Luu, and E-motion. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Following the execution of the July 16th, 2014 Sales Purchase Agreement between Bitzio and Lexi as well as the Sales Purchase Agreement on July 18th, 2014 between Bitzio and Emotion Apparel, revenues are derived from the sale of products under the Lexi Luu Designs and Emotion Apparel brands as stated in the Sales Purchase Agreement. We recognize revenue when the following conditions are satisfied: (i) delivery of the product has occurred and (ii) collection is reasonably assured.

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

Cash and Cash Equivalents

We consider all highly liquid investments with remaining maturities of nine months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consist primarily of money market funds and other short-term investments with original maturities of not more than nine months stated at cost, which approximates market value.

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

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method.  The Company continuously evaluates the composition of its inventory, assessing slow-turning product.  Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory.  Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions.  The Company’s historical estimates of these costs and any provisions have not differed materially from actual results.  As of September 30, 2014, an inventory reserve had not been deemed necessary, and therefore, not recorded. As of September 30, 2014 all inventory amounts consist of finished goods.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible preferred stock and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 1,230,929,500 such potentially dilutive shares excluded for the nine month period ended September 30, 2014.

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

NOTE 4 – ACQUISITIONS

On July 16, 2014, we entered into a sales purchase agreement in 100% acquisition of all outstanding shares of Lexi Luu. Designs. Bitzio paid 500,000,000 restricted common shares for this acquisition. Lexi Luu shareholders are able to earn an additional $300,000 in restricted common shares over the course of two years in an earn out upon hitting certain revenue benchmarks. We accounted for the transaction as an equity purchase. The purchase price paid as of July 16, 2014 was allocated among the assets and liabilities and difference was taken to goodwill.

On July 18, 2014, we entered into a sales purchase agreement in 100% acquisition of all outstanding shares of E-motion Apparel Designs. Bitzio paid 350,000,000 restricted common shares for this acquisition. E-motion Apparel shareholders are able to earn an additional $300,000 in restricted common shares over the course of two years in an earn out upon hitting certain revenue benchmarks. We accounted for the transaction as an equity purchase. The purchase price paid as of July 18, 2014 was allocated among the assets and liabilities and difference was taken to goodwill. The License Agreement between Bitzio and E-motion Apparel was cancelled on July 18, 2014 and was replaced by the sales purchase agreement. See Note 5.

For both acquisitions the accounting for the business combination is based on provisional amounts and the allocation of the excess purchase price is not final, the amounts allocated to intangibles and goodwill, are subject to change pending the completion of final valuations of certain assets and liabilities. The statements of operations reflect the results of Lexi Luu Designs and E-motion Apparel, Inc as of the date of acquisition.

The total provisional purchase price for the Lexi-Luu acquisition was allocated as follows:

Assets
Cash	$170
Accounts receivable	794
Inventories	64,883
Property and equipment	2.724
Other assets	19,503
Goodwill	690,629
Liabilities
Accounts payable and accrued expenses	(256,030)
Due to shareholder	(15,673)
Earn-out contingent liability	(87,000)
Net assets acquired	$420,000

The total provisional purchase price for the E-motion acquisition was allocated as follows:

Assets
Inventories	165,807
Other assets	5,050
Goodwill	347,235
Liabilities
Accounts payable and accrued expenses	(197,092)
Earn-out contingent liability	(48,000)
Net assets acquired	$273,000

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets

In November 2013, the Company entered into a Distribution Agreement with E-motion Apparel, Inc., which designs women’s apparel and accessories. The agreement grants Bitzio the exclusive worldwide right to distribute E-motion Apparel’s products using the E-motion Apparel trademarks, copyrights and trade dress. The agreement also provides that Bitzio will make a five year non-interest-bearing $75,000 working capital loan to E-motion Apparel, and will pay a license fee of $300,000 to E-motion Apparel. The Distribution Agreement was replaced by the acquisition agreement on July 18, 2014. See Note 4.

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets. Amortization expense was $32,500 and $7,477 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Related party payables

At September 30, 2014, $26,200 was due to related parties for accrued interest, $123,000 for services rendered by a company owned by Bitzio’s former chief executive officer, and $5,279 for services rendered by a company owned by Lexi Luu’s chief executive officer.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

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

During the nine months ended September 30, 2014 $285,162 of principal was converted into 318,693,890 shares of the Company’s common stock. The balance of the note as of September 30, 2014 is $702,522 with accrued interest of $54,045.

On March 4, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $37,500 to an accredited investor. The note has a maturity date of December 10, 2014. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the nine months ended September 30, 2014, the Company recorded an interest expense of $1,225. As of September 30, 2014, the note and accrued interest was fully repaid.

On April 14, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $37,500 to an accredited investor. The note has a maturity date of January 18, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the nine months ended September 30, 2014, the Company recorded an interest expense of $1,398. The Company accounted for the conversion feature as a derivative valued at $48,244, of which $37,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $10,744 was expensed immediately to interest expense. The balance of the note as of September 30, 2014 is $37,500 with accrued interest of $1,398.

On May 5, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $32,500 to an accredited investor. The note has a maturity date of February 9, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the nine months ended September 30, 2014, the Company recorded an interest expense of $1,059. The Company accounted for the conversion feature as a derivative valued at $36,411, of which $32,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $3,911 was expensed immediately to interest expense. The balance of the note as of September 30, 2014 is $32,500 with accrued interest of $1,059.

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

The Registrant’s obligations under the Debenture are secured by a pledge of all of the Registrant’s assets. In addition, Hubert Blanchette and Marilu Brassington, who are officers and directors of the Registrant, have pledged a total of 666 shares of Series C Preferred Stock and 35,750 shares of Series D Preferred Stock to secure the Registrant’s obligations under the Debenture. The Company accounted for the conversion features as a derivatives valued at $226,088, of which $210,000 was recorded as a debt discount to be amortized over the life of the note, and $23,636 of which $20,500 was recorded as a debt discount to be amortized over the life of the note The remaining $16,088 and $3,136 were expensed immediately to interest expense. The balance of the note as of September 30, 2014 is $260,000 with accrued interest of $2,841.

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

On August 20, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $20,500 to an accredited investor. The note has a maturity date of May 15, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the nine months ended September 30, 2014, the Company recorded an interest expense of $184. The Company accounted for the conversion feature as a derivative valued at $59,529, of which $20,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $29,029 was expensed immediately to interest expense. The balance of the note as of September 30, 2014 is $20,500 with accrued interest of $184.

NOTE 8 – DERIVATIVE LIABILITY

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

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 1.00 and 2.02 years, risk free rates of between 0.18 and 0.27 percent, and annualized volatility of between 149% and 172%. At September 30, 2014, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.3 and 1.85 years, risk free rates of 0.13 percent, and annualized volatility of between 208 and 232 percent and determined that, during the three and nine months ended September 30, 2014, the Company’s derivative liability decreased by $440,137 and $278,879, respectively to $912,940. The Company recognized a corresponding gain during the three month period and loss during the six month periodon derivative liability in conjunction with this revaluation.

NOTE 9 – NOTES PAYABLE

On November 18, 2013, the Company entered into a Distribution Agreement with E-motion Apparel, Inc. The agreement provides that the Company will issue a promissory note to E-motion in an amount equal to 100% of the License Fee of $300,000. The Promissory Note shall have a maturity date of September 30, 2016 and be payable in 4 installments of $75,000 on December 31, 2014, September 30, 2015, December 31, 2105 and September 30, 2016. The Promissory Note shall bear no interest and be unsecured. As of September 30, 2014, the note was cancelled and replaced with the merger agreement. See Note 4.

During 2012, the Company borrowed $55,000 through an unsecured promissory note bearing interest at 10% with a maturity date of March 10, 2014. During 2013, the Company borrowed additional $43,214, and converted $8,062 into 8,062,000 shares of common stock. As of September 30, 2014, the Company had principal outstanding in the promissory note of $90,152, and accrued interest of $18,530.

On June 4, 2012, Bitzio, Inc. and ACT entered into a share purchase agreement wherein Bitzio acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company. On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros ($194,447 USD) to ACT. The Company re-measured the amount due in U.S. dollars as of September 30, 2014 and recorded a gain on foreign currency transaction of $15,611. The amount due as of September 30, 2014 is $185,632.

On January 29, 2014 the Company sold a Promissory Note to The Victor Vinco Family Trust (the “Trust”). The purchase price was $70,000. The principal amount of the Note is $94,500, which is payable in installments of $18,900 on the 15th day of each month during the term of the Note. The Note does not bear interest, except in the event of a default, at which time interest shall accrue at 18% per annum. As of September 30, 2014, the note and accrued interest was fully repaid.

NOTE 10 – PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as Series A Convertible Redeemable Preferred Stock, 1,000,000 shares are designated as Series B Convertible Preferred Stock, 999 shares are designated as Series C Preferred Stock, par value of $0.001, and 35,750 are designated as Series D Preferred Stock, par value of $0.001.

Series A Preferred Stock

As of December 31, 2013 and September 30, 2014, there were 2,043,120 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding. The shares have the following provisions:

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

The Company will have the right to redeem the Series B Preferred Stock for a payment of $1.50 per share

On November 18, 2013 the Company sold 500,000 shares of Series B Preferred Stock to 112359 Factor Fund, LLC (“Factor Fund”) for a total of $250,000. The Company and Factor Fund also agreed that in each of the five months commencing February 2014 Factor Fund will purchase an additional 100,000 shares of Series B Preferred Stock for $50,000 - i.e. a total of 500,000 shares sold during those five months for a total of $250,000. During the six month period ended September 30, 2014, Factor Fund purchased 500,000 additional shares of Series B Preferred Stock for $250,000.

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

Designation and Sale of Series D Preferred Stock

On August 5, 2014 the Registrant filed with the Nevada Secretary of State a Certificate of Designation of 35,750 shares of Series D Preferred Stock, which had been designated by the Registrant’s Board of Directors as authorized by the Registrant’s Articles of Incorporation. The holders of shares of Series D Preferred Stock will have the following rights:

●	The holder of each share will have the right to cast the number of votes that equals the votes that could be cast by the holder of 10,000 shares of common stock.

●	In the event of a liquidation of the Registrant, the holder of each share of Series D Preferred Stock will be entitled to a liquidation preference of $.01.

●	The holder will not participate in any dividend payable to the holders of the common stock.

There are no shares of Series D Preferred Stock outstanding.

NOTE 11 – COMMON STOCK

On January 13, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 250 million to 2 billion. On September 12, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 2 billion to 4.2 billion.There were 1,397,110,507 shares issued and outstanding as of September 30, 2014. The activity surrounding the issuances of the Common Stock is as follows:

During the nine months ended September 30, 2014 the Company issued 318,693,890 shares in conversion of notes payable of $285,162, 2,500,000 shares for debt issuance costs of $2,500, 50,000,000 shares of its common stock to Angie Daza under the MOU (see Note 1), and 850,000,000 shares of its common stock pursuant to the Share Exchange Agreements (see Note1).

NOTE 12 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the nine months ended September 30, 2014:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding, December 31, 2013	22,561,948	$0.33
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(7,973,332)	-
Balance outstanding, September 30, 2014	14,588,616	$0.33
Exercisable, September 30, 2014	14,588,616	$0.33

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.20 - $0.29	2,000,000	0.20	2.17	2,000,000	0.20
$0.30 - $0.39	11,774,616	0.57	1.97	11,774,616	0.34
$0.40 - $0.49	814,000	0.40	0.51	814,000	0.40
	14,588,616	0.33	1.91	14,588,616	0.33

NOTE 13 – FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2014 and December 31, 2013, consisted of the following:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(912,940)	$—	$(912,940)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(827,158)	$—	$(827,158)	$—

(1) The derivative is calculated using the Black Scholes Pricing Model

NOTE 14 – SUBSEQUENT EVENTS

None.

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

During February 2014 the Company completed its first acquisition, taking control of the Cleo VII brand.

On July 16, 2014, we entered into a sales purchase agreement in 100% acquisition of all outstanding shares of Lexi Luu. Designs. Bitzio paid 500,000,000 restricted commons shares for this acquisition. Lexi Luu shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks.  We accounted for the transaction as an equity purchase. Of the purchase price paid as of July 16, 2014 was allocated among the assets and liabilities and difference was taken to goodwill.

On July 18, 2014, we entered into a sales purchase agreement in 100%  acquisition of all outstanding shares of E-motion Apparel. Designs. Bitzio paid 350,000,000 restricted commons shares for this acquisition. E-motion Apparel shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks.  We accounted for the transaction as an equity purchase. Of the purchase price paid as of July 18, 2014 was allocated among the assets and liabilities and difference was taken to goodwill. This License Agreement between Bitzio and E-motion Apparel was cancelled on July 18, 2014 and was replaced on the sales purchase agreement.

The financial statements included in this report reflect the results of Lexi Luu Designs and E-motion Apparel, Inc post acquisition., as well as results from our now-discontinued mobile app operations.

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

Results of Operations

Revenues

For the three and nine months ended September 30, 2014, we had revenues of $207,804 and $295,058, respectively, from continuing operations, compared to $9,990 for the three and nine months ended September 30, 2013. Sales grew in the third quarter, as a result of the acquisitions of Lexi Luu and E-motion.

Operating Expenses

The primary component of our operating expenses for the three and nine months ended September 30, 2014 consisted of professional fees of $94,842 and $456,421, respectively. The primary components of professional fees during the nine months ended September 30, 2014, were consulting fees of $173,336, and legal fees of $28,500, all of which was generally related to our efforts to gain access to potential sources of financing. During the three and nine months ended September 30, 2013, our professional fees totaled $47,917 and $1,066,650, respectively. Professional fees fell year-to-year due to the change in our business plan and management practices.

The remainder of our operating expenses for the three and nine months ended September 30, 2014 consisted of general and administrative expenses of $186,843 and $407,249, respectively. In both periods, general and administrative expenses exceeded those recorded during the three and nine months ended September 30, 2013. The primary reason for the increase is that we have reduced reliance on professionals for management services, resulting in an increase in management salaries but a reduction in professional fees.

4

Loss from Operations

Due to our significant reduction in operating expenses, our loss from operations fell from $50,503 for the three months ended September 30, 2013 to $122,577 for the three months ended September 30, 2014, and from $1,186,247 for the nine months ended September 30, 2013 to $617,308 for the nine months ended September 30, 2014.

Other Expense

During the three months ended September 30, 2014 we incurred interest charges of $270,660 as a result of financing transactions during the quarter. Our interest expense for the nine months ended September 30, 2014 was less than our interest expense for the comparable period of 2013, although our overall debt is considerably greater than it was one year ago.

We accounted for our convertible debt in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a derivative liability for the calculated value. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. During the quarter ended September 30, 2014, we recorded a gain of $440,137, as the value of our derivative liabilities fell by that amount. In the second quarter of this year, however, we recorded a gain of $657,520 as the value of our derivative liabilities increased, with the result for the nine months ended September 30, 2014 being an overall gain of $278,879.

We acquired a 51% ownership interest in Cleo VII, Inc. The net loss attributable to non-controlling interest of $14,700 reflects operations in Cleo VII, Inc. attributable to the minority shareholder for the three months ended September 30, 2014.

Net Income (Loss)

Although our operations were not profitable, we nevertheless recorded net income of $22,583 for the quarter ended September 30, 2014 due to the $440,137 gain we recorded on the change in value of our derivative liability. For the nine months ended September 30, 2014, during which we recorded a loss from operations offset by a gain on the value of our derivative liabilities, we recorded a net loss of $978,088.

Liquidity and Capital Resources

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Unfortunately, at September 30, 2014 we had low liquidity, with current assets consisting of $2,524 in cash, $78,796 in prepaid expenses and $36,136 in accounts receivable. We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions. Accordingly, we will be working aggressively to secure sources of financing.

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

Cash Used in Operations

Our net cash used in continuing operating activities was $291,191 for the nine months ended September 30, 2014, compared to $143,671 for the nine months ended September 30, 2013.

Cash Used in Investing Activities

Our net cash used by continuing investing activities was $116,382 for the nine months ended September 30, 2014, related to our purchase of a note receivable for $116,382.

5

Cash Provided by Financing Activities

Our net cash provided by financing activities was $406,050 for the nine months ended September 30, 2014, compared to $90,000 for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, our cash provided by financing activities consisted primarily of proceeds from sale of preferred stock of $250,050, and proceeds, net of repayments, from notes payable of $156,000.

Contractual obligations and other commitments

The following table summarized our contractual obligations as of September 30, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Payments due by period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5+ Years
Related party debts	$304,479	$304,479	—	—	—
Notes payable	275,784	275,784	—	—	—
Convertible notes	813,282	813,282	—	—	—
Total	$1,393,545	$1,393,545	—	—	—

Off-balance sheet arrangements

As of September 30, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms. The evaluation disclosed the following material weaknesses in our disclosure controls and procedures:

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(a)(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2014 the Company issued 245,293,890 shares in conversion of notes payable of $225,614, and 850,000,000 shares of its common stock pursuant to the Share Exchange Agreements (see Note1).

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification - CEO*

31.2	Rule 13a-14(a) Certification - CFO*

32.1	Rule 13a-14(b) Certification - CEO*

32.2	Rule 13a-14(b) Certification - CFO*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Bitzio, Inc.

Dated: November 19, 2014	By:	/s/ Hubert Blanchette
	Name:	Hubert Blanchette
	Its:	Chief Executive Officer

8