Form 10-K
period 2014-12-31
Bitzio, Inc.
filed 2015-04-15
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number 000-51688

Bitzio, Inc.

(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9625 Cozycroft Ave. Suite A Chatsworth, CA 91311	91306
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 213-489-1377

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $381,000 based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 15, 2015, there were 4,142,944,587 shares of common stock, par value $0.001, issued and outstanding.

BITZIO, INC.

PART I

ITEM 1 – BUSINESS

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

Corporate History

Bitzio, Inc. started in 2011 as a mobile app development business leveraging celebrity and athlete followings. On April 4, 2013 the Company completed the sale of its wholly owned subsidiary, Thinking Drone LLC, to a third party. The transferred business and assets of Thinking Drone LLC have been presented as discontinued operations in the financial statements included in this Report, with a gain shown on disposal of discontinued operations. After the sale of this subsidiary, the Company shifted its business strategy toward a fashion incubation model.

With its gained knowledge from the celebrity market, in mid-2013, Bitzio shifted its focus to fashion with a Los Angeles-based apparel incubation model. Bitzio is a roll-up platform/apparel model that plans to acquire niche apparel businesses with current operations. Bitzio will accelerate these emerging brands with its extensive industry experience and centralized operations.

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

Current Businesses

From November 18, 2013 until July 18, 2014 Bitzio, Inc. served as the exclusive worldwide distributor for E-motion Apparel, Inc. E-motion Apparel is a women’s contemporary brand specializing in the resort-wear market. E-motion represents equal parts fashion, function and wearable art. E-motion apparel is every daywear for every woman. E-motion is a modern take on tie-dye to create comfortable, dynamic casual wear for today’s active lifestyle. The brand’s product line incudes maxi dresses, mini dresses, skirts, tops and pants in both hand tie-dye patterns and solid colors. The brand currently uses mainly one fabric manufactured both domestically and overseas. The styles are made with the intention to appeal to most demographics from women in their 20s to women into 60s. The fabric, styles and hand tie-dyed methods are what differentiate this brand from other similar brands in the market. The brand will market its production through traditional channels such as trade shows, sales representatives, online marketing and social media. The product is manufactured primarily locally and shipped from our local facilities. E-motion Apparel is currently in high-end boutiques and resorts across the country and expanding both domestically and internationally.

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

On July 16, 2014 the Registrant entered into a Share Exchange Agreement with Hubert Blanchette, Paul Koros, Stella Koros, Michael John Koros, Gordon McDougall and Laura Fewtrell. Hubert Blanchette was, on that date, a member of the Registrant’s board of directors. Gordon McDougall was, on that date, a member of the Registrant’s board of directors and the Registrant’s Chief Executive Officer. Laura Fewtrell is Mr. McDougall’s spouse.

The transactions contemplated by the Share Exchange Agreement were completed on July 16, 2014. On that date, Mr. Blanchette and the Koros’s transferred to the Registrant all of the capital stock of Lexi Luu Design, Inc. and released Lexi Luu Design, Inc. from all accrued liabilities. In exchange, the Registrant issued to them a total of 300,000,000 shares of its common stock. At the same time, Ms. Fewtrell and entities affiliated with Ms. Fewtrell and Mr. McDougall released Lexi Luu Design, Inc. from all liabilities, including liabilities for money loaned, and the Registrant issued to Ms. Fewtrell and to an affiliate of Mr. McDougall a total of 200,000,000 shares of its common stock. The Share Exchange Agreement provides that additional shares of common stock will be issued to all parties if the annual revenue for any of the current or next two years exceeds the following threshholds: 2014 - $420,000; 2015 - $660,000; 2016 - $780,000. The Share Exchange Agreement also provides that additional shares will be issued to all parties if, during the next 24 months, the Registrant completes a sale of equity securities at a per share price of less than $.0015 for aggregate gross proceeds of $750,000 or more.

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

Employees

As of the date of this Annual Report, we have 3 employees and/or contractors working for the Bitzio group. None of our employees are represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.

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

To date we have relied on debt and equity financing, as well as waivers of significant amounts of compensation by our executive team, to fund operations. We have extremely limited cash liquidity and capital resources. Our cash on hand as of December 31, 2014 was approximately $3,829, and our revenue for the year ended December 31, 2014 was $394,511. Based on our recurring expenses, estimated revenue from our product pipeline, and not including assumed liabilities from acquisitions and outstanding loans, our estimated monthly burn rate is approximately $50,000.

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

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended December 31, 2014 and 2013 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and increase our revenues to a point where we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company.

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

Because of the intense competition within our markets and the strength of some of their competitors, we may not be able to compete successfully.

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

Because the holders of our Series C Preferred Stock control the majority of our shareholders’ voting power, they have the ability to control matters affecting our shareholders.

The two current members of our board of directors and one prior member, primarily due to their ownership of Series C Preferred Stock, have the ability to cast the majority of the votes at any meeting of our shareholders or to provide written consents of the majority of our shareholders. As a result, they have the ability to control matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

Since May 15, 2014, E-motion leases its office space on a month-to-month basis at a fixed rate of $1,750 per month. Lexi Luu leases its office space since June 15, 2014, at a rate of $2,099 per month, with an increase to $2,162 per month starting September 1, 2015, and to $2,227 starting September 1, 2016. The agreement provides for $0 rent payment for the months of June 2014, and July and August 2015. Expiration date of the lease agreement is September 14, 2017.

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

	High	Low
Fiscal year ended December 31, 2014
For the quarter ended December 31, 2014	$0.0005	$0.0001
For the quarter ended September 30, 2014	$0.0018	$0.0004
For the quarter ended June 30, 2014	$0.0039	$0.0010
For the quarter ended March 31, 2014	$0.0039	$0.0007

Fiscal year ended December 31, 2013
For the quarter ended December 31, 2013	$0.0030	$0.0013
For the quarter ended September 30, 2013	$0.0134	$0.0015
For the quarter ended June 30, 2013	$0.0340	$0.0100
For the quarter ended March 31, 2013	$0.1200	$0.0251

The above prices are inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

Holders

As of March 31, 2015, there were 4,142,894,587 shares of our common stock issued and outstanding and held by 100 holders of record.

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

Effective on November 18, 2013 Bitzio, Inc. entered into a Distribution Agreement with E-motion Apparel, Inc., which designs women’s apparel and accessories. The agreement granted Bitzio the exclusive worldwide right to distribute E-motion Apparel’s products using the E-motion Apparel trademarks, copyrights and trade dress. The Company’s revenue for the period from November 18, 2013 through July 18, 2014 all arose from this distribution arrangement.

During February 2014 the Company completed its first acquisition, taking control of the Cleo VII brand.

On July 16, 2014, we entered into a sales purchase agreement to acquire 100% of the outstanding shares of Lexi Luu Designs. Bitzio paid 500,000,000 restricted commons shares for this acquisition. 300,000 shares valued $0.0014, the market price of the Company’s stock on the day of acquisition, or $420,000, was the consideration given. The other 200,000 shares, or $280,000 were recorded as pre-paid compensation per the guidance at ASC 805-10-55-25, as they are considered compensation for continuing employment of Mr. Blanchette. The value of the shares will be amortized over the service period of approximately 20 months. Lexi Luu shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks. The Company recorded an earnout contingent liability of $87,000 as part of the acquisition. We accounted for the transaction as a business combination. Of the purchase price paid as of July 16, 2014 ($183,629) was allocated among the assets and liabilities and the difference was assigned to intangible assets.

On July 18, 2014, we entered into a sales purchase agreement to acquire 100% of the outstanding shares of E-motion Apparel. Designs. Bitzio paid 350,000,000 restricted commons shares for this acquisition. All 350,000 shares, or $455,000 were recorded as pre-paid compensation per the guidance at ASC 805-10-55-25, as they are considered compensation for continuing employment of Ms. Brassington, Ms. Cunningham and Ms. Brito. The value of the shares will be amortized over the service period of approximately 20 months. E-motion Apparel shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks. The Company recorded an earnout contingent liability of $48,000 as part of the acquisition. We accounted for the transaction as a business combination. Of the purchase price paid as of July 18, 2014 ($26,235) was allocated among the assets and liabilities and the difference was assigned to intangible assets. This License Agreement between Bitzio and E-motion Apparel was cancelled on July 18, 2014 and was replaced with the sales purchase agreement.

The financial statements included in this report reflect the results of Lexi Luu Designs and E-motion Apparel, Inc post acquisition, as well as results from our now-discontinued mobile app operations.

Going Concern

As a result of our financial condition, our independent auditor has expressed in its opinion on our financial statements of December 31, 2014 uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company.

Results of Operations

Revenues

For the year ended December 31, 2014, we had revenues of $394,511, from continuing operations, compared to $5,823 for the year ended December 31, 2013. Sales grew in 2014, as a result of the acquisitions of Lexi Luu and E-motion.

The following table shows the contribution to revenue of our subsidiaries:

	2014 Revenue	% of Total Revenue
E-Motion Apparel	$79,919	20%
Lexi Luu Designs	$234,838	60%
Cleo VII	$-	-

Cost of Revenue

For the year ended December 31, 2014, our cost of revenue was $209,329, compared to $0 for the year ended December 31, 2013. Gross profit was $185,182 and $5,823 for the years ended December 31, 2014 and 2013, respectively.

Operating Expenses

The primary component of our operating expenses for the year ended December 31, 2014 consisted of general and administrative expenses of $944,420. During the year ended December 31, 2013, our general and administrative expenses totaled $187,751. General and administrative expenses are increased by $756,669 due to increased sale and marking cost, management salaries and expense related to newly acquired subsidiaries.

The remainder of our operating expenses for the year ended December 31, 2014 consisted of professional fees of $428,122. The primary components of professional fees during year ended December 31, 2014, were consulting fees of $186,986, and legal fees of $70,288, all of which was generally related to our efforts to gain access to potential sources of financing. During the year ended December 31, 2013, our professional fees totaled $814,540. Professional fees fell year-to-year due to the change in our business plan and management practices.

Loss from Operations

Due to our significant increase in general and administrative expenses, our loss from operations increased from $996,468 for the year ended December 31, 2013 to $1,187,360 for the year ended December 31, 2014.

Other Expense

During the year ended December 31, 2014 we incurred interest charges of $791,681 as a result of financing transactions during the period. Our interest expense for the year ended December 31, 2014 was less than our interest expense for the comparable period of 2013, although our overall debt is considerably greater than it was one year ago.

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a derivative liability for the calculated value. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. During the year ended December 31, 2014, we recorded a loss of $2,044,298, as the value of our derivative liabilities increased by that amount.

During the year ended December 31, 2014 we incurred foreign currency transaction gain of $24,476, compared to loss of $7,914 during the year ended December 31, 2013. We also incurred loss on extinguishment of debt of $42,778 and $431,379 for the years ended December 31, 2014 and 2013, respectively.

We acquired a 51% ownership interest in Cleo VII, Inc. The net loss attributable to non-controlling interest of $1,519 reflects operations in Cleo VII, Inc. attributable to the non-controlling interest holder for the year ended December 31, 2014.

Net Loss

As a result of the foregoing, during the year ended December 31, 2014, we recorded a net loss of $4,040,122 compared to $2,710,437 for the year ended December 31, 2013.

Liquidity and Capital Resources

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Unfortunately, at December 31, 2014 we had low liquidity, with current assets consisting of $3,829 in cash, $560,631 in prepaid expenses, $219,416 in inventory, and $24,538 in accounts receivable. We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions. Accordingly, we will be working aggressively to secure sources of financing.

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

Cash Used in Operations

Our net cash used in continuing operating activities was $612,520 for the year ended December 31, 2014, compared to $68,273 for the year ended December 31, 2013.

Cash Used in Investing Activities

Our net cash used by continuing investing activities was $25,979 for the year ended December 31, 2014, compared to $75,000 received for the year ended December 31, 2013.

Cash Provided by Financing Activities

Our net cash provided by financing activities was $638,451 for the year ended December 31, 2014, compared to $290,000 for the year ended December 31, 2013. For the year ended December 31, 2014, our cash provided by financing activities consisted primarily of net proceeds from sale of preferred stock of $155,451, and proceeds, net of repayments, from notes payable of $410,500.

Contractual obligations and other commitments

The following table summarized our contractual obligations as of December 31, 2014, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Payments due by period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5+ Years
Related party debts	$303,001	$303,001	$-	$-	$-
Notes payable	268,037	268,037	-	-	-
Convertible notes	756,982	756,982	-	-	-
Total	$1,328,020	$1,328,020	$-	$-	$-

Off-balance sheet arrangements

As of December 31, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8. – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

BITZIO, INC

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders’ of

Bitzio, Inc.

We have audited the accompanying consolidated balance sheets of Bitzio, Inc. (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity(deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Bitzio, Inc. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 2 to the financial statements, the Company has recurring net losses, an accumulated deficit of $27,026,191 and a working capital deficit, all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in the Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2015

BITZIO, INC

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$3,829	$3,877
Accounts receivable, net	24,538	2,234
Prepaid expenses and other current assets	560,631	-
Inventory	219,416	-
Total Current Assets	808,414	6,111

Other Assets
Intangible assets, net	589,044	292,931
Property and equipment	2,724	-
Other receivable	1,192	-
Note receivable	25,979	75,000
Total Other Assets	618,939	367,931

Total Assets	$1,427,353	$374,042

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	1,290,802	652,006
Related party payable	163,666	138,000
Notes payable, net of discount	327,681	367,513
Convertible notes, net of discount	756,982	1,037,684
Related party convertible notes, net of discount	150,000	150,000
Contingent liabilities	101,000	-
Derivative liability	3,212,200	827,158
Total Current Liabilities	6,002,331	3,172,361

Long term notes payable, net of discount	-	225,000
Redeemable preferred stock series C, $0.001 par value; 999 shares authorized; 999 shares issued and outstanding	-	-
Total Liabilities	6,002,331	3,397,361

Stockholders’ Deficit:
Preferred stock series A, $0.001 par value; 2,500,000 shares authorized; 2,043,120 shares issued and outstanding, respectively	2,043	2,043
Preferred stock series B, $0.001 par value; 1,000,000 shares authorized; 1,000,000 and 500,000 shares issued and outstanding, respectively	1,000	500
Preferred stock series D, $0.001 par value; 35,750 shares authorized; nil shares issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 2,948,694,586 and 175,916,617 shares issued and outstanding, respectively	2,948,696	175,917
Additional paid in capital	19,199,481	19,603,216
Common stock to be issued	120,438	-
Common stock subscriptions payable	181,074	181,074
Accumulated deficit	(27,026,191)	(22,986,069)
Total Bitzio, Inc. stockholders’ deficit	(4,573,459)	(3,023,319)
Non-controlling interest	(1,519)	-
Total stockholders’ deficit	(4,574,978)	(3,023,319)
Total Liabilities and Stockholders’ Deficit	$1,427,353	$374,042

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC

Consolidated Statements of Operations

	For the Years Ended December 31,
	2014	2013
Revenues	$394,511	$5,823

Cost of Good Sold	209,329	-
Gross Profit	185,182	5,823

Operating Expenses
Professional fees	428,122	814,540
General and administrative	944,420	187,751
Total operating expenses	1,372,542	1,002,291

Loss from Operations	(1,187,360)	(996,468)

Other Income (Expense)
Interest expense	(791,681)	(953,532)
Change in derivative liability	(2,044,298)	(633,802)
Foreign currency transaction gain	24,476	(7,914)
Loss on extinguishment of debt	(42,778)	(431,379)
Total other income (expense)	(2,854,281)	(2,026,627)

Loss Before Income Taxes	(4,041,641)	(3,023,095)
Provision For Income Taxes	-	-

Net Loss From Continuing Operations	(4,041,641)	(3,023,095)
Gain on disposal of discontinued operations	-	312,658
Net Loss before Non-controlling Interest	(4,041,641)	(2,710,437)

Net Loss Attributable to Non-controlling Interest	(1,519)	-

Net Loss Attributable to Bitzio, Inc	$(4,040,122)	$(2,710,437)

Earnings (Loss) Per Share from Continuing Operations
Basic & Diluted	$(0.01)	$(0.03)
Earnings (Loss) Per Share from Discontinued Operations
Basic & Diluted	$(0.00)	$0.00
Earnings (Loss) Per Share attributable to Bitzio shareholders
Basic & Diluted	$(0.01)	$(0.03)
Weighted Average Common Shares
Basic & Diluted	856,939,107	103,981,585

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC

Condensed Consolidated Statements of Stockholders Deficit

	Preferred Series A		Preferred Series B		Common stock		Additional Paid in	Subscription	Stock to be	Accumulated	Total Bitzio, Inc’s Stockholders’	Non controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Issued	Deficit	Deficit	Interest	Deficit
Balance as of December 31, 2012	2,043,120	$2,043	-	$-	69,923,970	$69,924	$18,236,567	$252,605	-	$(20,275,632)	$(1,714,493)	$-	$(1,714,493)
Common stock issued for services	-	-	-	-	5,124,498	5,124	441,962	(71,431)	-	-	375,655		375,655
Preferred stock issued for cash	-	-	500,000	500			249,599	(100)	-		249,999		249,999
Common stock issued for accounts payable	-	-	-	-	5,164,621	5,165	408,005	-	-	-	413,170		413,170
Common stock issued in conversion of debt	-	-	-	-	95,703,528	95,704	73,583	-	-	-	169,287		169,287
Debt discounts on convertible notes payable	-	-	-	-	-	-	193,500	-	-	-	193,500		193,500
Net loss	-	-	-	-	-	-	-	-	-	(2,710,437)	(2,710,437)	-	(2,710,437)
Balance as of December 31, 2013	2,043,120	2,043	500,000	500	175,916,617	175,917	19,603,216	181,074	-	(22,986,069)	(3,023,319)	-	(3,023,319)
Preferred stock issued for cash	-	-	500,000	500	-	-	249,450	-	-	-	249,450	-	249,950
Common stock issued in conversion of debt	-	-	-	-	1,870,277,969	1,870,279	(958,147)	-	-	-	912,132	-	912,132
Common stock issued for service	-	-	-	-	50,000,000	50,000	-	-	-	-	50,000	-	50,000
Common stock issued for acquisition	-	-	-	-	850,000,000	850,000	305,000				1,155,000	-	1,155,000
Common stock issued for cash	-	-	-	-	2,500,000	2,500	-	-	-	-	-	-	2,500
Stock to be issued	-	-	-	-	-	-	-	-	120,438	-	120,438	-	120,438
Net loss	-	-	-	-	-	-	-	-	-	(4,040,122)	(4,040,122)	(1,519)	(4,041,641)
Balance as of December 31, 2014	2,043,120	$2,043	1,000,000	$1,000	2,948,694,586	$2,948,696	$19,199,481	$181,074	$120,438	$(27,026,191)	$(4,573,459)	$(1,519)	$(4,574,978)

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(4,040,122)	$(2,710,437)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss attributable to non-controlling interest	(1,519)	-
Depreciation and amortization	209,085	14,546
Loss on default of convertible note	-	38,667
Loss on extinguishment of debt	42,778	431,379
Loss (Gain) on foreign currency transaction	(24,476)	7,914
Expenses paid on behalf of the company	-	207,797
Notes payable issued for services	25,332
Stock based compensation	206,776	-
Amortization of debt discounts on convertible notes	227,609	738,428
Origination interest on convertible notes payable	314,150	5,347
Change in derivative liabilities	2,044,298	633,802
Common share issued for services	170,438	375,655
Accounts receivable	(21,510)	12,572
Prepaid expenses and other current assets	(9,646)	62,839
Inventory	(53,609)	-
Accounts payable and accrued expenses	321,903	262,161
Contingent liability	(34,000)	-
Related party payables	9,993	(148,943)
Net cash used in continuing operating activities	(612,520)	(68,273)
Net cash used in discontinued operating activities	-	(312,658)
Net cash used in operating activities	(612,520)	(380,931)

Cash Flows from Investing Activities
Cash invested in note receivable	(25,979)	(75,000)
Net cash used in continuing investing activities	(25,979)	(75,000)
Net cash provided by discontinued investing activities	-	129,940
Net cash provided by (used in) investing activities	(25,979)	54,940

Cash Flows from Financing Activities
Repayments on notes payable	-	(110,000)
Repayments on convertible debenture	(52,500)	(133,500)
Proceeds from notes payable	70,000	110,000
Proceeds from convertible notes payable	463,000	173,500
Proceeds from the sale of common stock	2,500
Proceeds from sale of preferred stock	155,451	250,000
Net cash provided by continuing financing activities	638,451	290,000
Net Cash Provided by Discontinued Financing Activities	-	-
Net cash provided by financing activities	638,451	290,000

Net decrease in cash	(218)	(35,991)
Cash acquired in acquisition	170	-
Cash, beginning of period	3,877	39,868

Cash and Cash Equivalents, end of period	$3,829	$3,877

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing and Investing Activities
Debt discounts on convertible notes payable	$463,000	$193,500
Common stock issued for debt	$1,870,279	$169,287
Common stock issued for account payable	$-	$413,170
Acquisition of Lexi Luu Designs	$1,061,853	$-
Acquisition of E-motion	$699,492	$-
Notes payable paid by a third party	$94,500	$-
Original issue discount	$90,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

On July 27, 2011, Bitzio, Inc. and Bitzio, LLC entered into a share exchange agreement wherein Bitzio, Inc. issued 5,000,000 shares of the Company’s common stock in exchange for 100% of the members’ equity of Bitzio, LLC. Through this transaction Bitzio, LLC became a wholly owned subsidiary of Bitzio, Inc. The Company discontinued the business operations of Bitzio LLC at the end of 2013.

On February 11 2014 the Company entered into a Memorandum of Understanding with Angie Daza d/b/a Cleo VII (the “MOU”). The MOU provides that

●	The Company will organize a subsidiary, which has subsequently been organized in Nevada as Cleo VII, Inc., and which is owned 51% by the Company and 49% by Angie Daza. Angie Daza has contributed the product designs owned by Cleo VII to the subsidiary and agreed to provide production financing for orders up to 2,500 units per month. The Company has committed to deposit $12,000 into the bank account of Cleo VII, Inc. to be used for production and to share equally with Angie Daza the obligation to provide production financing for orders in excess of 2,500 units per month.

●	Angie Daza will serve as President of Cleo VII, Inc., and will provide warehousing and fulfillment services at a location in Miami, Florida. The Company will develop marketing campaigns for the Cleo brand and provide administrative services.

●	The Company immediately issued to Angie Daza 50,000,000 shares of its common stock, which shall vest quarterly over a two-year period. If Cleo-branded products achieve $1 million in annual gross revenue, the Company will issue to Angie Daza common shares with a market value of $100,000. If Cleo-branded products achieve $2 million in annual gross revenue, the Company will issue to Angie Daza additional common shares with a market value of $100,000.

On February 18, 2014 the Company executed a non-binding letter of intent to acquire ownership of Sahaja, LLC. Sahaja is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to Sahaja, LLC totaling up to $100,000 as mutually agreed. As of December 31, 2014, $22,979 has been loaned to Sahaja but the acquisition had not yet been completed.

On March 24, 2014 the Company executed a non-binding letter of intent to acquire ownership of ZMJ Denim, Inc. ZMJ Denim, Inc is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to ZMJ Denim, Inc. totaling up to $100,000 as mutually agreed. As of December 31, 2014, the acquisition had not yet been completed. As of December 31, 2014, $3,000 has been loaned to ZMJ Denim Inc., but the acquisition had not yet been completed.

On July 15, 2014 Gordon McDougall submitted his resignation from his positions as a member of the Company’s Board of Directors and as the Company’s Chief Executive Officer, effective on July 16, 2014. On July 16, 2014 the Board of Directors appointed Hubert J. Blanchette to serve as the Company’s Chief Executive Officer. Mr. Blanchette is currently a member of the Company’s Board of Directors.

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

The transactions contemplated by the Share Exchange Agreement were completed on July 17, 2014. On that date, Mr. Blanchette and the Koros’s transferred to the Registrant all of the capital stock of Lexi Luu Design, Inc. and released Lexi Luu Design, Inc. from all accrued liabilities owed to them- See Note 6. In exchange, the Registrant issued to them a total of 300,000,000 shares of its common stock. At the same time, Ms. Fewtrell and entities affiliated with Ms. Fewtrell and Mr. McDougall released Lexi Luu Design, Inc. from all liabilities owed to them, including liabilities for money loaned, and the Registrant issued to Ms. Fewtrell and to an affiliate of Mr. McDougall a total of 200,000,000 shares of its common stock. The Share Exchange Agreement provides that additional shares of common stock will be issued to all parties if the annual revenue for any of the current or next two years exceeds the following threshholds: 2014 - $420,000; 2015 - $660,000; 2016 - $780,000. The Share Exchange Agreement also provides that additional shares will be issued to all parties if, during the next 24 months, the Registrant completes a sale of equity securities at a per share price of less than $.0014 for aggregate gross proceeds of $420,000 or more.

On July 17, 2014, pursuant to the Share Exchange Agreement, the Company entered into an Employment Agreement with Hubert Blanchette. The agreement provides that Mr. Blanchette will serve as Chief Executive Officer of Lexi Luu Design, Inc. for a term of five years. As compensation for these services, the Company agreed to pay Mr. Blanchette a salary of $150,000 per year, except that for the period through May 31, 2015 sixty percent of the salary will be satisfied by issuance of common stock at a per share value of $.0015. The Registrant agreed to issue 50,000,000 common shares to Mr. Blanchette upon his execution of the agreement, which will vest quarterly over two years. The agreement also provides that Lexi Luu Design, Inc. will pay Mr. Blanchette 5% of the contribution margin realized during the past half year. Lexi Luu is one the leading kids dance and gymnastic wear companies in the United States. Lexi Luu Specializes in unique, custom kids dance and gymnastic wear in playfun patterns, fun colors that can go from dancing to dining out. Their product line includes yoga pants, shorts, tops, sets, ruffle buttoms, tutus amongst its major sellers. Lexi Luu manufactures its products in house at their facility in Arizona and has national and international distribution.

On July 18, 2014 the Registrant entered into a Share Exchange Agreement with Marilu Brassington, Elaine Cunningham and Leticia Brito. Ms. Brassington is the Registrant’s Chief Financial Officer and a member of the Registrant’s board of directors.

The transactions contemplated by the Share Exchange Agreement were completed on July 18, 2014. On that date, the three counterparties transferred to the Registrant all of the capital stock of E-motion Apparel, Inc. In exchange, the Company issued to them a total of 350,000,000 shares of its common stock- See Note 6. The Share Exchange Agreement provides that additional shares of common stock will be issued to all parties if the annual revenue of E-Motion Apparel for any of the current or next two years exceeds the following threshholds: 2014 - $270,000; 2015 - $390,000; 2016 - $540,000. The Share Exchange Agreement also provides that additional shares will be issued to all parties if, during the next 24 months, the Registrant completes a sale of equity securities at a per share price of less than $.0013 for aggregate gross proceeds of $455,000 or more.

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

E-motion Apparel, Inc. E-motion Apparel is a women’s contemporary brand specializing in the resort-wear market. E-motion represents equal parts fashion, function and wearable art. E-motion apparel is every daywear for every woman. E-motion is a modern take on tie-dye to create comfortable, dynamic casual wear for today’s active lifestyle. The brand’s product line incudes maxi dresses, mini dresses, skirts, tops and pants in both hand tie-dye patterns and solid colors. The brand currently uses mainly one fabric manufactured both domestically and overseas. The styles are made with the intention to appeal to most demographics from women in their 20s to women into 60s. The fabric, styles and hand tie-dyed methods are what differentiate this brand from other similar brands in the market. The brand will market its production through traditional channels such as trade shows, sales representatives, online marketing and social media. The product is manufactured primarily locally and shipped from our local facilities. E-motion Apparel is currently in high-end boutiques and resorts across the country and expanding both domestically and internationally.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has recurring net loss, an accumulated deficit of $27,026,191 and a net working capital deficit of $5,193,917. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company’s wholly owned subsidiaries Lexi Luu, and E-motion and its 51% owned subsidiary Cleo. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

We derive our revenues from the sale of products. We recognize revenue when the following conditions are satisfied: (i) delivery of the product has occurred and (ii) collection is reasonably assured.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from customers. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of December 31, 2014 and 2013, the outstanding balance allowance for doubtful accounts is zero, respectively.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. As of December 31, 2014, an inventory reserve had not been deemed necessary, and therefore, not recorded. As of December 31, 2014 inventory consisted of $121,513 in finished goods, $79,923 in work in process, and $17,980 in raw materials.

Long-lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable when compared to undiscounted cash flows expected to result from the use and eventual disposition of the asset.

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

Property and equipment

Property and equipment are recorded at historical cost less accumulated depreciation, unless impaired. Depreciation is charged to operations over the estimated useful lives of the assets using the straight-line method.

Upon retirement or sale, the historical cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Expenditures for repairs and maintenance are charged to expense as incurred.

Intangible assets

We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Intangible assets are amortized on a straight-line basis over their useful lives.

Shipping and Handling Costs

For product sales, shipping and handling costs are included as a component of general and administrative expenses. For the years ended December 31, 2014 and 2013, such expenses totaled $9,857 and $0, respectively.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the years ended December 31, 2014 and 2013, such costs totaled $122,390 and $24,137, respectively. Such costs are included in general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible preferred stock and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 11,879,272,169 such potentially dilutive shares excluded for the year ended December 31, 2014.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.

Derivative Liabilities:

In connection with the Company’s Convertible Notes beginning in November 2013, the Company became contingently obligated to issue shares in excess of the 4.2 billion authorized by shareholders. Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to November 18, 2013 are derivative liabilities.

The Company also has certain notes payable with elements that qualify as derivatives. The warrants have anti-dilution clauses that prevent calculation of the ultimate number of shares that may be issued upon exercise, and two of the notes payable had a variable conversion feature that similarly prevented the calculation of the number of shares into which they were convertible.

The Company values these warrants and notes payable using the binomial lattice method. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Machinery and equipment	$4,470	$-
Computer and Furniture	1,404	-
Less: accumulated depreciation	$(3,150)	-
Total	$2,724	$-

Depreciation expense for the year ended December 31, 2014 was $3,150.

NOTE 5 – INCOME TAXES

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

	December 31, 2014	December 31, 2013
Book income (loss) from operations	(1,373,641)	(921,549)
Stock/options issued for services	57,949	125,980
Interest expense on convertible notes	263,279	51,509
Change in derivative liability	695,061	215,493
Change in valuation allowance	357,352	528,567
Income tax expense	-	-

Net deferred tax assets consist of the following components as of:

	2014	2013
Net operating loss carry forwards (expire through 2032)	(9,188,904)	(7,815,263)
Stock/options issued for services	3,264,292	3,206,344
Stock/options issued for executive comp.	649,593	649,593
Contributed services	8,194	8,194
Impairment expense	1,805,230	1,805,230
Interest expense on convertible notes	528,107	264,828
Change in derivative liability	802,908	107,847
Loss on sale of assets	82,121	82,121
Total gross deferred tax asset/liabilities	(2,048,459)	(1,691,107)

Valuation allowance	2,048,459	1,691,107
Net deferred taxes	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $9,188,905 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Due to net operating loss carryforwards, income tax returns remain subject to examination by federal and most state tax authorities.

NOTE 6 – ACQUISITIONS

On July 16, 2014, we entered into a sales purchase agreement to acquire 100% of the outstanding shares of Lexi Luu Designs. Bitzio paid 500,000,000 restricted commons shares for this acquisition. 300,000 shares valued $0.0014, the market price of the Company’s stock on the day of acquisition, or $420,000, was the consideration given. The other 200,000 shares, or $280,000 were recorded as pre-paid compensation per the guidance at ASC 805-10-55-25, as they are considered compensation for continuing employment of Mr. Blanchette. The value of the shares will be amortized over the service period of approximately 20 months. Lexi Luu shareholders are able to earn an additional $300,000 in restricted common shares over the course of three years in an earn out upon hitting certain revenue benchmarks. The Company recorded an earnout contingent liability of $87,000 as part of the acquisition. We accounted for the transaction as a business combination. Of the purchase price paid as of July 16, 2014 ($183,629) was allocated among the assets and liabilities and the difference was assigned to intangible assets.

On July 18, 2014, we entered into a sales purchase agreement to acquire 100% of the outstanding shares of E-motion Apparel. Designs. Bitzio paid 350,000,000 restricted commons shares for this acquisition. All 350,000 shares, or $455,000 were recorded as pre-paid compensation per the guidance at ASC 805-10-55-25, as they are considered compensation for continuing employment of Ms. Brassington, Ms. Cunningham and Ms. Brito. The value of the shares will be amortized over the service period of approximately 20 months. E-motion Apparel shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks. The Company recorded an earnout contingent liability of $48,000 as part of the acquisition. We accounted for the transaction as a business combination. Of the purchase price paid as of July 18, 2014 ($26,235) was allocated among the assets and liabilities and the difference was assigned to intangible assets. This License Agreement between Bitzio and E-motion Apparel was cancelled on July 18, 2014 and was replaced with the sales purchase agreement.

The total purchase price for the Lexi Luu acquisition was allocated as follows:

Assets
Cash	170
Accounts receivable	794
Inventories	64,883
Property and equipment	2,724
Other assets	19,503
Intangible assets-Customer relationships	690,629
Liabilities
Accounts payable and accrued liabilities	(256,030)
Due to shareholder	(15,673)
Earn-out contingent liability	(87,000)
Net assets acquired	$420,000

The total purchase price for the E-motion acquisition was allocated as follows:

Assets
Inventories	165,807
Other assets	5,050
Intangible assets-Customer relationships	74,235
Liabilities
Accounts payable and accrued liabilities	(197,092)
Earn-out contingent liability	(48,000)
Net assets acquired	$-

The Customer relationships will be amortized over their estimated useful lives of 2 years.

NOTE 7 – INTANGIBLE ASSETS

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

On July 16, 2014, we entered into a sales purchase agreement in 100% acquisition of all outstanding shares of Lexi Luu. Designs. Bitzio paid 500,000,000 restricted commons shares for this acquisition. Lexi Luu shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks. We accounted for the transaction as an equity purchase. Of the purchase price paid as of July 16, 2014 ($183,629) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $690,629. As of December 31, 2014, the net carrying amount is $57,354. This intangible assets will be amortized over life of 2 years, estimated amortization expense for 2015 and 2016 are $37,118 and $20,236 respectively.

On July 18, 2014, we entered into a sales purchase agreement in 100% acquisition of all outstanding shares of E-motion Apparel. Designs. Bitzio paid 350,000,000 restricted commons shares for this acquisition. E-motion Apparel shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks. We accounted for the transaction as an equity purchase. Of the purchase price paid as of July 18, 2014 ($26,235) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $74,235. As of December 31, 2014, the net carrying amount is $531,690. This intangible assets will be amortized over life of 2 years, estimated amortization expense for 2015 and 2016 are $354,314 and $186,376 respectively.

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets. Amortization expense was $209,085 and $7,069 for the years ended December 31, 2014 and 2013, respectively.

Estimated amortization expense for the intangible assets for the next five years consists of the following:

Year ending December 31
2015	$382,432
2016	206,612
2017	-

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party payables

At December 31, 2014 $10,665 was due to chief financial officer for an advance loan.

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

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

During the year ended December 31, 2014 $370,296 of principal was converted into 1,055,750,190 shares of the Company’s common stock. The balance of the note as of December 31, 2014 is $617,388 with accrued interest of $57,983.

On March 4, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $37,500 to an accredited investor. The note has a maturity date of December 10, 2014. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. The Company accounted for the conversion feature as a derivative valued at $253,302, of which $37,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $215,802 was expensed immediately to interest expense. As of December 31, 2014, the note and accrued interest was fully repaid.

On April 14, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $37,500 to an accredited investor. The note has a maturity date of January 18, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the year ended December 31, 2014, the Company recorded an interest expense of $1,500. The Company accounted for the conversion feature as a derivative valued at $48,244, of which $37,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $10,744 was expensed immediately to interest expense. During the year ended December 31, 2014, the Company recorded an interest expense of $1,500. During the year ended December 31, 2014 $37,500 of principal was converted into 494,361,111 shares of the Company’s common stock.

On May 5, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $32,500 to an accredited investor. The note has a maturity date of February 9, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the year ended December 31, 2014, the Company recorded an interest expense of $1,635. The Company accounted for the conversion feature as a derivative valued at $36,411, of which $32,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $3,911 was expensed immediately to interest expense. During the year ended December 31, 2014 $23,515 of principal was converted into 391,916,688 shares of the Company’s common stock The balance of the note as of December 31, 2014 is $8,985 with accrued interest of $1,635.

On August 5, 2014 the Registrant entered into a Securities Purchase Agreement with 112359 Factor Fund, LLC (“Factor Fund”), pursuant to which the Registrant sold to Factor Fund a Secured Convertible Debenture. The Securities Purchase Agreement provides that Factor Fund will make ten payments, commencing with a payment of $80,000 on August 5, 2014, followed monthly by eight payments of $25,000 each and one $20,000 payment (i.e. total payments of $300,000). In exchange for each payment, an obligation in the principal amount equal to twice the payment will accrue and be represented by the Debenture. In addition, a premium of $50,000 will be added to the initial obligation, resulting in a total principal obligation accruing over the next year of $650,000. The primary terms of the Debentures are:

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

The Registrant’s obligations under the Debenture are secured by a pledge of all of the Registrant’s assets. In addition, Hubert Blanchette and Marilu Brassington, who are officers and directors of the Registrant, have pledged a total of 666 shares of Series C Preferred Stock and 362,500,000 shares of common stock to secure the Registrant’s obligations under the Debenture. The Company accounted for the conversion features as a derivative valued at $407,504, of which $396,370 was recorded as a debt discount to be amortized over the life of the note, the remaining $11,134 was expensed immediately to interest expense. The balance of the note as of December 31, 2014 is $410,000 with accrued interest of $9.980.

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

On August 20, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $20,500 to an accredited investor. The note has a maturity date of May 15, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the year ended December 31, 2014, the Company recorded an interest expense of $606. The Company accounted for the conversion feature as a derivative valued at $31,689, of which $20,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $11,189 was expensed immediately to interest expense. The balance of the note as of December 31, 2014 is $20,500 with accrued interest of $606.

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

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 1.00 and 2.02 years, risk free rates of between 0.18 and 0.27 percent, and annualized volatility of between 149% and 172%. At December 31, 2014, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.11 and 1.93 years, risk free rates of 0.25 percent, and annualized volatility of between 256 and 368 percent and determined that, during the year ended December 31, 2014, the Company’s derivative liability increased by $2,044,298 to $3,212,200. The Company recognized a corresponding loss on derivative liability in conjunction with this revaluation.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Since May 15, 2014, E-motion leases its office space on a month-to-month basis at a fixed rate of $1,750 per month. Lexi Luu leases its office space since June 15, 2014, at a rate of $2,099 per month, with an increase to $2,162 per month starting September 1, 2015, and to $2,227 starting September 1, 2016. The agreement provides for $0 rent payment for the months of June 2014, and July and August 2015. Expiration date of the lease agreement is September 14, 2017.

NOTE 12 – NOTES PAYABLE

On November 18, 2013, the Company entered into a Distribution Agreement with E-motion Apparel, Inc. The agreement provides that the Company will issue a promissory note to E-motion in an amount equal to 100% of the License Fee of $300,000. The Promissory Note shall have a maturity date of December 31, 2016 and be payable in 4 installments of $75,000 on December 31, 2014, December 31, 2015, December 31, 2105 and December 31, 2016. The Promissory Note shall bear no interest and be unsecured. As of July 18, 2014, the note was cancelled and replaced with the merger agreement.

From February to April 2014, the Company entered into a marketing agreement with Echo Factory, Inc. The agreement provides that the Company will issue three promissory notes to Echo Factory in an amount equal to $7,500 for service provided on February 14, March 14 and April 14, 2014. The Promissory Note shall have 12 month term and bear 8% interest and be unsecured. As of December 31, 2014, the Company had principal outstanding in the promissory note of $22,500, and accrued interest of $1,405.

During 2012, the Company borrowed $55,000 through an unsecured promissory note bearing interest at 10% with a maturity date of March 10, 2014. During 2013, the Company borrowed additional $43,214, and converted $8,062 into 8,062,000 shares of common stock. As of December 31, 2014, the Company had principal outstanding in the promissory note of $90,152, and accrued interest of $20,794.

On June 4, 2012, Bitzio, Inc. and ACT entered into a share purchase agreement wherein Bitzio acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company. On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros ($194,447 USD) to ACT. The Company re-measured the amount due in U.S. dollars as of December 31, 2014 and recorded a gain on foreign currency transaction of $24,476. The amount due as of December 31, 2014 is $177,885.

On January 29, 2014 the Company sold a Promissory Note to The Victor Vinco Family Trust (the “Trust”). The purchase price was $70,000. The principal amount of the Note is $94,500, which is payable in installments of $18,900 on the 15th day of each month during the term of the Note. The Note does not bear interest, except in the event of a default, at which time interest shall accrue at 18% per annum. As of December 31, 2014, the note and accrued interest was fully repaid.

On July 1, 2013, Lexi-Luu borrowed $10,000 through an unsecured promissory note bearing interest $1,076 maturity date of January 1, 2014. This note is currently at default, and bearing 45% interest. As of December 31, 2014, the Company had principal outstanding in the promissory note of $5222, and accrued interest of $1822.

NOTE 13 – PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as Series A Convertible Redeemable Preferred Stock, 1,000,000 shares are designated as Series B Convertible Preferred Stock, and 999 shares are designated as Series C Preferred Stock, par value of $0.001.

Series A Preferred Stock

As of December 31, 2013 and December 31, 2014, there were 2,043,120 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding. The shares have the following provisions:

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

The Company will have the right to redeem the Series B Preferred Stock for a payment of $1.50 per share

On November 18, 2013 the Company sold 500,000 shares of Series B Preferred Stock to 112359 Factor Fund, LLC (“Factor Fund”) for a total of $250,000. The Company and Factor Fund also agreed that in each of the five months commencing February 2014 Factor Fund will purchase an additional 100,000 shares of Series B Preferred Stock for $50,000 - i.e. a total of 500,000 shares sold during those five months for a total of $250,000. During the year ended December 31, 2014, Factor Fund purchased 500,000 additional shares of Series B Preferred Stock for $250,000.

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

As of December 31, 2014 no shares of Series D preferred stock have been issued.

NOTE 14 – COMMON STOCK

On January 13, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 250 million to 2 billion. On September 12, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 2 billion to 4.2 billion. There were 2,948,694,586 shares issued and outstanding as of December 31, 2014. The activity surrounding the issuances of the Common Stock is as follows:

During the year ended December 31, 2014 the Company issued 1,870,277,969 shares in conversion of notes payable of $912,132, 2,500,000 shares for cash of $2,500, 50,000,000 shares of its common stock to Angie Daza under the MOU (see Note 1), and 850,000,000 shares of its common stock pursuant to the Share Exchange Agreements (see Note 6).

During the year ended December 31, 2013 the Company issued 105,992,647 shares of common stock of that 5,164,621 shares were issued as payment for accounts payables at an average price of $0.08 per share, 5,124,498 shares were issued at an average price of $0.07 per share as payment for services valued at $370.531 and subscriptions payable of $71,431, and 95,703,528 shares were issued in conversion of notes payable of $138,270. As of December 31, 2014, we had $120,438 of common stock to be issued, and subscription payable of $181,074.

NOTE 15 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the year ended December 31, 2014 and 2013:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding, December 31, 2012	24,361,948	$0.34
Granted	-	-
Exercised	-	-
Expired	(1,800,000)	0.50
Balance outstanding, December 31, 2013	22,561,948	$0.33
Exercisable, December 31, 2013	22,561,948	$0.33

Balance outstanding, December 31, 2013	22,561,948	$0.33
Granted	-	-
Exercised	-	-
Expired	(7,973,332)	-
Balance outstanding, December 31, 2014	14,588,616	$0.35
Exercisable, December 31, 2014	14,588,616	$0.35

The following table discloses information regarding outstanding and exercisable options and warrants at December 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.20 - $0.29	2,000,000	0.20	1.92	2,000,000	0.20
$0.30 - $0.39	11,774,616	0.37	1.72	11,774,616	0.37
$0.40 - $0.49	814,000	0.40	0.25	814,000	0.40
	14,588,616	0.51	1.66	14,588,616	0.51

NOTE 16 – FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of December 31, 2014 and December 31, 2013, consisted of the following:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(3,212,200)	$—	$(3,212,200)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(827,158)	$—	$(827,158)	$—

(1) The derivative is calculated using the Black Scholes Pricing Model

NOTE 17 – CONCENTRATION OF RISK

We derived approximately 99% of our revenues from one customer in 2013. For the year ended December 31, 2014, we derived approximately 30% of our sales from contracts with two customers. Our standard contract with customers is for an initial one year term, and renews automatically for successive one-month terms, unless either party terminates upon 30 days’ written notice to the other party.

NOTE 18 – SUBSEQUENT EVENTS

On February 26, 2015, the Company entered into and closed under a securities purchase agreement to acquire 100% of all outstanding shares of Skipjack Dive and Dancewear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $100,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 1,000,000 shares of common stock of the Company.

On March 3, 2015, the Company entered into and closed under a securities purchase agreement to acquire 100% of all outstanding shares of Punkz Gear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $200,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 2,000,000 shares of common stock of the Company.

On March 5, 2015, the Company entered into a securities purchase agreement to acquire 100% of all outstanding shares of Koka Creative Corporation. The Company agreed to pay 800,000 shares of Series F preferred stock for this acquisition. The terms of the agreement with Koka provide for (a) the completion of two equity financings by the Company, an initial $3,000,000 financing and a subsequent $6,000,000 financing; (b) the spin-out of the Company’s existing operations to the Company’s shareholders; (c) the restructuring of the Company’s outstanding debt and equity to eliminate the substantial majority of the Company’s debt and to prepare the Company to petition for up-listing; and (d) the appointment of Koka’s designees to the Company’s management and board of directors. The agreement provides for the closing of the Koka acquisition simultaneously with the completion of the first financing.

On April 9, 2015 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 4.2 billion to 10 billion.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures were not effective due to the material weaknesses identified and described in Item 9A(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fourth quarter of the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title
Hubert Blanchette	58	Chief Executive Officer, Director
Marilu Brassington	37	Chief Financial Officer, Director

Hubert J. Blanchette . Mr. Blanchette joined the Company as Chief Executive Officer in July 2014. From 2006 to present, Mr. Blanchette has held the position of Director of Skipjack Dive & Dancewear Inc., and from 2003 to present has held the position of Director of Chronic Car Audio Inc. Mr. Blanchette was appointed to the Board of Directors because of his experience with turn around management.

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

ITEM 11– EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer for the years ended December 31, 2014, 2013 and 2012.

Name & Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Hubert Blanchette	2014	1,500	-	-		-	-	-	-	1,500
Chief Executive Officer(2)	2013	-	-	-		-	-	-	-	-
Marilu Brassington	2014	-	-	-		-	-	-	-	-
Chief Financial Officer	2013	-	-	-		-	-	-	-	-
Gordon McDougall	2014	-	-	-		-	-	-	-	-
Former Chief Executive Officer(1)	2013	57,000	-	-		-	-	-	-	57,000
	2012	-	-	240,000	(3)

(1)	Mr. McDougall was President and Chief Executive Officer from April 29, 2011 to February 2, 2012. Mr. McDougall again became our Chief Executive Officer from November 19, 2013 to July 16, 2014. Salary during 2013 consists of fees paid to Tezi Advisory in compensation for Mr. McDougall’s services as CEO.

(2)	Mr. Blanchette was President and Chief Executive Officer from July 25, 2013 to November 19, 2013 and again after July 16, 2014.

(3)	Mr. McDougall received his 2012 salary in the form of 4,800,000 shares of common stock of the Company, valued at $0.05 per share.

Director Compensation

For the years ended December 31, 2014 and 2013, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this report, the outstanding equity securities of the Company consist of 4,142,894,587 shares of common stock, 2,043,120 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred Stock, and 999 shares of Series C Preferred Stock. The following table sets forth certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Director of the Company; (ii) all Directors and Executive Officers as a group; and (iii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities.

	Common Stock		Series A Preferred(1)		Series B Preferred(2)		Series C Preferred(3)
	Shares	% of Class	Shares	% of Class	Shares	% of Class	Shares	% of Class	Voting Power
Marilu Brassington	157,500,000	3.8%	-	-	-	-	333	33.3%	17.9%
Hubert Blanchette	200,000,000	4.8%	-	-	-	-	333	33.3%	18.3%
All directors and named executive officers as a group (3 individuals)	357,500,000	8.6%	-	-	-	-	666	66.7%	36.2%
5% or More Shareholders
Gordon McDougall	-	-	-	-	-	-	333	33.3%	16.7%
Flux Carbon Startter Fund, LLC (4)	-	-	-	-	250,000	25.0%	-	-	2.4%
Five Nine Group LLC (5)	-	-	-	-	250,000	25.0%	-	-	2.4%
Technor Services, Ltd.	-	-	-	-	283,692	28.4%	-	-	2.8%
Scott Stern	-	-	-	-	107,749	10.8%	-	-	1.0%
RP Capital, LLC	-	-	-	-	80,833	8.1%	-	-	0.8%

(1)	Each share of Series A Convertible Redeemable Preferred Stock gives the holder the right, but not the obligation, prior to January 2, 2017, to purchase two (2) shares of our common stock at a purchase price of $0.40 per share. Further, we can redeem the Series A Preferred Stock at $0.0025 per share after January 2, 2017. The holder of Series A shares has no voting rights.

(2)	Each share of Series B Preferred Stock is convertible into 0.0000198% of the common stock outstanding after the conversion, measured on the date of each conversion. The holder will have voting rights equivalent to the number of shares of common stock into which the holders Series B Preferred Stock is convertible. In the event of a liquidation of the Company, the holder of each share of Series B Preferred Stock will be entitled to a liquidation preference of $1.50. The holder will participate in any dividend payable to the holders of the common stock on an as-converted basis.

(3)	Shares of Series C Preferred Stock give the holder the right to cast the number of votes that equals the product obtained by dividing (a) the number of votes that the holders of all voting securities other than Series C Preferred Stock outstanding on the record date for the stockholder action are entitled to cast by (b) nine hundred ninety-eight (998), with the result that all 999 shares of Series C Preferred Stock together will have 50.1% of the voting power of the Company. In the event of a liquidation of the Company, the holder of each share of Series B Preferred Stock will be entitled to a liquidation preference of $.01. The holder will not participate in any dividend payable to the holders of the common stock on an as-converted basis. On November 29, 2015, each outstanding share of Series C Preferred Stock shall be deemed to have been automatically redeemed by the Corporation. No redemption price shall be payable.

(4)	Mary Carroll has voting and dispositional control of the shares owned by Flux Carbon Starter Fund, LLC.

(5)	Ryan Reese and Alan Thomas have voting and dispositional control of the shares owned by Five Nine Group LLC.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions since the beginning of the 2014 fiscal year, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

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

Director Independence

During the year ended December 31, 2014, we had no independent directors. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The Nasdaq Stock Market, and the Securities and Exchange Commission.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

During the years ended December 31, 2014 and 2013, Sadler, Gibb & Associates, LLC served as our independent registered accounting firm.

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2014 and December 31, 2013 for professional services rendered by Sadler, Gibb & Associates, LLC for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees and Audit Related Fees	$29,000	$28,060
Tax Fees	-	-
All Other Fees	-	-
Total	$29,000	$28,060

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Exhibit List

3.1	Certificate of Incorporation - incorporated by reference to the Registration Statement on Form 10-SB filed on December 19, 2005.

3.1(a)	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Current Report on Form 8-K filed on June 14, 2011.

3.1(b)	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Current Report on Form 8-K filed on May 31, 2012.

3.1(c)	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Current Report on Form 8-K filed on January 14, 2014.

3.1(d)	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Current Report on Form 8-K filed on September 16, 2014.

3.1(e)	Certificate of Designation of Series A Convertible Redeemable Preferred Stock - incorporated by reference to Current Report on Form 8-K filed on January 12, 2012.

3.1(f)	Amendment to Certificate of Designation of Series A Convertible Redeemable Preferred Stock - incorporated by reference to Quarterly Report on Form 10-Q filed on May 15, 2012.

3.1(g)	Certificate of Designation of Series B Convertible Preferred Stock - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

3.1(h)	Certificate of Designation of Series C Convertible Redeemable Preferred Stock - incorporated by reference to Current Report on Form 8-K filed on December 9, 2013.

3.1(i)	Certificate of Designation of Series D Convertible Redeemable Preferred Stock - incorporated by reference to Current Report on Form 8-K filed on August 7, 2014.

3.2	Amended and Restated Bylaws - incorporated by reference to Current Report on Form 8-K filed on February 13, 2014.

10-a	Memorandum of Understanding dated February 11, 2014 among Bitzio, Inc. d/b/a Democratique, Cleo vii and Angie Daza - incorporated by reference to Current Report on Form 8-K filed on March 31, 2014.

10-b	Promissory Note dated January 29, 2014 issued to The Victor Vinco Family Trust dated September 6, 2002- incorporated by reference to Current Report on Form 8-K filed on February 18, 2014.

10-c	Securities Purchase Agreement dated November 18, 2013 between Bitzio, Inc. and 112359 Factor Fund, LLC- incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

10-d	Form of Exchange Agreement dated November 18, 2013 between Bitzio, Inc. and 112359 Factor Fund, LLC - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

10-e	Form of Secured Amended & Restated Convertible Debenture issued on November 18, 2013 - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

10-f	Security Agreement dated November 18, 2013 between Bitzio, Inc. and 112359 Factor Fund, LLC - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

31.1	Rule 13a-14(a) Certification – CEO*

31.2	Rule 13a-14(a) Certification - CFO*

32.1	Rule 13a-14(b) Certification - CEO*

32.2	Rule 13a-14(b) Certification - CFO*

101.INS	XBRL Instance**

101.SCH	XBRL Schema**

101.CAL	XBRL Calculation**

101.DEF	XBRL Definition**

101.LAB	XBRL Label**

101.PRE	XBRL Presentation**

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this annual report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitzio, Inc.

Dated: April 15, 2015	By:	/s/ Hubert Blanchette
	Name:	Hubert Blanchette
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2015	By:	/s/ Hubert Blanchette
	Name:	Hubert Blanchette
	Its:	Chief Executive Officer, Director

Dated: April 15, 2015	By:	/s/ Marilu Brassington
	Name:	Marilu Brassington
	Its:	Chief Financial Officer, Chief Accounting Officer, Director

