Form 10-Q
period 2015-03-31
Bitzio, Inc.
filed 2015-05-20
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2015 the number of shares of the registrant’s classes of common stock outstanding was 4,142,944,587.

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

The results for the period ended March 31, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2015.

3

ITEM 1. FINANCIAL STATEMENTS

BITZIO, INC

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$19,272	$3,829
Accounts receivable, net	9,714	24,538
Prepaid expenses and other current assets	456,203	560,631
Inventory	223,077	219,416
Total Current Assets	708,266	808,414

Other Assets
Intangible assets, net	744,856	589,044
Fixed assets, net	25,000	2,724
Other receivable	380	1,192
Note receivable	25,979	25,979
Total Other Assets	796,215	618,939

Total Assets	$1,504,481	$1,427,353

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	1,371,881	1,290,802
Related party payable	162,660	163,666
Notes payable, net of discount	313,254	327,681
Convertible notes, net of discount	1,096,734	756,982
Related party convertible notes	450,000	150,000
Contingent liabilities	101,000	101,000
Derivative liability	1,037,052	3,212,200
Total Current Liabilities	4,532,581	6,002,331

Long term notes payable	-	-
Redeemable preferred stock series C, $0.001 par value; 999 shares authorized; 999 shares issued and outstanding	-	-
Total Liabilities	4,532,581	6,002,331

Stockholders’ Deficit:
Preferred stock series A, $0.001 par value; 2,500,000 shares authorized; 2,043,120 shares issued and outstanding	2,043	2,043
Preferred stock series B, $0.001 par value; 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Preferred stock series D, $0.001 par value; 35,750 shares authorized; 15,750 and nil shares issued and outstanding, respectively	16	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 4,142,944,587 and 2,948,694,586 shares issued and outstanding, respectively	4,142,945	2,948,696
Additional paid in capital	18,368,569	19,199,481
Stock to be issued	131,376	120,438
Stock subscriptions payable	181,074	181,074
Accumulated deficit	(25,846,254)	(27,026,191)
Total Bitzio, Inc. stockholders’ deficit	(3,019,231)	(4,573,459)
Non-controlling interest	(8,869)	(1,519)
Total stockholders’ deficit	(3,028,100)	(4,574,978)
Total Liabilities and Stockholders’ Deficit	$1,504,481	$1,427,353

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC

Consolidated Statements of Operations

(Unaudited)

	Three Month Ended March 31,
	2015	2014
Revenues	$125,449	$26,703

Cost of Good Sold	63,519	-
Gross Profit	61,930	26,703

Operating Expenses
Professional fees	60,521	161,705
General and administrative	368,732	132,698
Impairment of goodwill	-
Total operating expenses	429,253	294,403

Loss from Operations	(367,323)	(267,700)

Other Income (Expense)
Interest expense	(355,125)	(257,331)
Change in derivative liability	2,821,725	(818,778)
Foreign currency transaction gain	19,992	43
Loss on extinguishment of debt	(946,682)	(2,850)
Total other income (expense)	1,539,910	(1,078,916)

Loss Before Income Taxes	1,172,587	(1,346,702)
Provision For Income Taxes	-	-

Net Income (Loss) before Non-controlling Interest	1,172,587	(1,346,702)

Net Loss Attributable to Non-controlling Interest	(7,350)	(5,194)

Net Loss Attributable to Bitzio, Inc.	$1,179,937	$(1,341,508)

Earnings (Loss) Per Share attributable to Bitzio shareholders
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Weighted Average Common Shares
Basic	3,718,144,025	229,180,506
Diluted	17,248,090,635	229,180,506

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	1,179,937	(1,341,508)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net loss attributable to non-controlling interest	(7,350)	(5,194)
Depreciation and amortization	107,601	15,000
Loss on extinguishment of debt	946,682	2,850
Loss (Gain) on Foreign currency transaction	(19,992)	43
Amortization of debt discounts on convertible notes	14,530	15,504
Origination interest on convertible notes payable	311,349	215,802
Change in derivative liabilities	(2,821,725)	818,778
Changes in operating assets and liabilities:	-	-
Accounts receivable	23,912	(18,975)
Prepaid expenses and other current assets	114,922	6,250
Inventory	(3,661)	-
Accounts payable and accrued expenses	85,952	168,621
Related party payables	(1,006)	3,699
Net cash used in operating activities	(68,849)	(119,130)

Cash Flows from Investing Activities
Cash invested in note receivable	-	(53,079)
Purchase of equipment	-	-
Net cash used in investing activities	-	(53,079)

Cash Flows from Financing Activities
Repayments on notes payable	(8,737)	(37,800)
Proceeds from notes payable	-	70,000
Proceeds from convertible notes payable	75,000	37,500
Proceeds from sale of preferred stock	-	100,000
Net cash provided by financing activities	$66,263	$169,700

Net increase in cash	(2,586)	(2,509)
Cash acquired in acquisition	18,029	-
Cash, beginning of period	3,829	3,877

Cash and Cash Equivalents, end of period	$19,272	$1,368

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing and Investing Activities
Debt discounts on convertible notes payable	$150,000	$37,500
Common stock issued for debt	$1,351,749	$137,069
Common stock issued for prepaid services	$-	$50,000
Common stock issued for debt issuance costs	$-	$2,500
Common stock converted to preferred stock	$157,500	$-
Prepaid expense acquired in acquisition	$10,494	$-
PPE acquired in acquisition	$25,000	$-
Other receivable acquired in acquisition	$8,276	$-
Account payable and accrued liabilities acquired in acquisition	$(8,185)	$-
Note payable acquired in acquisition	$(14,302)	$-
Intangibles acquired in acquisition	$260,689	$-
Note Payable issued for acquisition	$(300,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

On February 18, 2014 the Company executed a non-binding letter of intent to acquire ownership of Sahaja, LLC. Sahaja is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to Sahaja, LLC totaling up to $100,000 as mutually agreed. As of March 31, 2015, $22,979 has been loaned to Sahaja but the acquisition had not yet been completed.

On March 24, 2014 the Company executed a non-binding letter of intent to acquire ownership of ZMJ Denim, Inc. ZMJ Denim, Inc is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to ZMJ Denim, Inc. totaling up to $100,000 as mutually agreed. As of March 31, 2015, the acquisition had not yet been completed. As of March 31, 2015, $3,000 has been loaned to ZMJ Denim Inc., but the acquisition had not yet been completed.

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

The transactions contemplated by the Share Exchange Agreement were completed on July 17, 2014. On that date, Mr. Blanchette and the Koros’s transferred to the Registrant all of the capital stock of Lexi Luu Design, Inc. and released Lexi Luu Design, Inc. from all accrued liabilities owed to them- See Note 6. In exchange, the Registrant issued to them a total of 300,000,000 shares of its common stock. At the same time, Ms. Fewtrell and entities affiliated with Ms. Fewtrell and Mr. McDougall released Lexi Luu Design, Inc. from all liabilities owed to them, including liabilities for money loaned, and the Registrant issued to Ms. Fewtrell and to an affiliate of Mr. McDougall a total of 200,000,000 shares of its common stock. The Share Exchange Agreement provides that additional shares of common stock will be issued to all parties if the annual revenue for any of the current or next two years exceeds the following threshholds: 2014 - $420,000; 2015 - $660,000; 2016 - $780,000. The Share Exchange Agreement also provides that additional shares will be issued to all parties if, during the 24 months following the acquisition, the Registrant completes a sale of equity securities at a per share price of less than $.0014 for aggregate gross proceeds of $420,000 or more.

On July 17, 2014, pursuant to the Share Exchange Agreement, the Company entered into an Employment Agreement with Hubert Blanchette. The agreement provides that Mr. Blanchette will serve as Chief Executive Officer of Lexi Luu Design, Inc. for a term of five years. As compensation for these services, the Company agreed to pay Mr. Blanchette a salary of $150,000 per year, except that for the period through May 31, 2015 sixty percent of the salary will be satisfied by issuance of common stock at a per share value of $.0015. The Registrant agreed to issue 50,000,000 common shares to Mr. Blanchette upon his execution of the agreement, which will vest quarterly over two years. The agreement also provides that Lexi Luu Design, Inc. will pay Mr. Blanchette 5% of the contribution margin realized during the half year preceding the acquisition. Lexi Luu is one the leading kids dance and gymnastic wear companies in the United States. Lexi Luu Specializes in unique, custom kids dance and gymnastic wear in playfun patterns, fun colors that can go from dancing to dining out. Their product line includes yoga pants, shorts, tops, sets, ruffle buttoms, tutus amongst its major sellers. Lexi Luu manufactures its products in house at their facility in Arizona and has national and international distribution.

On July 18, 2014 the Registrant entered into a Share Exchange Agreement with Marilu Brassington, Elaine Cunningham and Leticia Brito. Ms. Brassington is the Registrant’s Chief Financial Officer and a member of the Registrant’s board of directors.

The transactions contemplated by the Share Exchange Agreement were completed on July 18, 2014. On that date, the three counterparties transferred to the Registrant all of the capital stock of E-motion Apparel, Inc. In exchange, the Company issued to them a total of 350,000,000 shares of its common stock- See Note 6. The Share Exchange Agreement provides that additional shares of common stock will be issued to all parties if the annual revenue of E-Motion Apparel for any of the current or next two years exceeds the following threshholds: 2014 - $270,000; 2015 - $390,000; 2016 - $540,000. The Share Exchange Agreement also provides that additional shares will be issued to all parties if, during the 24 months following the acquisition, the Registrant completes a sale of equity securities at a per share price of less than $.0013 for aggregate gross proceeds of $455,000 or more.

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

On February 26, 2015, the Company entered into and closed under a securities purchase agreement to acquire 100% of the outstanding shares of Skipjack Dive and Dancewear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $100,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 1,000,000 shares of common stock of the Company.

On March 3, 2015, the Company entered into and closed under a securities purchase agreement to acquire 100% of the outstanding shares of Punkz Gear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $200,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 2,000,000 shares of common stock of the Company.

On March 5, 2015, the Company entered into a securities purchase agreement to acquire 100% of all outstanding shares of Koka Creative Corporation, conditional on completion of a $3,000,000 financing. The Company agreed to pay 800,000 shares of Series F preferred stock for this acquisition. The terms of the agreement with Koka provide for (a) the completion of two equity financings by the Company, an initial $3,000,000 financing and a subsequent $6,000,000 financing; (b) the spin-out of the Company’s existing operations to the Company’s shareholders; (c) the restructuring of the Company’s outstanding debt and equity to eliminate the substantial majority of the Company’s debt and to prepare the Company to petition for up-listing; and (d) the appointment of Koka’s designees to the Company’s management and board of directors. The agreement provides for the closing of the Koka acquisition simultaneously with the completion of the first financing. The Company does not yet have a commitment for the first financing.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has recurring net loss, an accumulated deficit of $25,846,254 and a net working capital deficit of $3,824,315. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company’s wholly owned subsidiaries Lexi Luu, E-motion, Skipjack, and Punkz Gear and its 51% owned subsidiary Cleo. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from customers. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of March 31, 2015 and December 31, 2014, the outstanding balance allowance for doubtful accounts is zero, respectively.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. As of March 31, 2015, an inventory reserve had not been deemed necessary, and therefore, not recorded. As of March 31, 2015 inventory consisted of $54,965 in finished goods and $168,112 in raw materials.

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

Shipping and Handling Costs

For product sales, shipping and handling costs are included as a component of general and administrative expenses. For the three months ended March 31, 2015 and 2014, such expenses totaled $5,186 and $0, respectively.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the three months ended March 31, 2015 and 2014, such costs totaled $16,482 and $99,644, respectively. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible preferred stock and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 17,248,090,635 such potentially dilutive shares excluded for the three months ended March 31, 2015.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.

Derivative Liabilities

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Machinery and equipment	$29,471	$4,470
Computer and Furniture	1,404	1,404
Less: accumulated depreciation	$(5,875)	(3,150)
Total	$25,000	$2,724

NOTE 5 – ACQUISITIONS

On February 26, 2015, Lexi Luu entered into and closed under a securities purchase agreement to acquire 100% of all outstanding shares of Skipjack Dive and Dancewear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $100,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 1,000,000 shares of common stock of the Company.

On March 3, 2015, Lexi Luu entered into and closed under a securities purchase agreement to acquire 100% of all outstanding shares of Punkz Gear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $200,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 2,000,000 shares of common stock of the Company.

For Skipjack Dive and Dancewear, Inc. and Punkz Gear, Inc. acquisitions the accounting for the business combination is based on provisional amounts and the allocation of the excess purchase price is not final, the amounts allocated to intangibles, are subject to change pending the completion of final valuations of certain assets and liabilities. The statements of operations reflect the results of Skipjack Dive and Dancewear, Inc. and Punkz Gear, Inc., since the date of acquisition.

The total purchase price for the Skipjack acquisition was allocated as follows:

Assets
Cash	1,502
Other assets	10,494
Intangible assets-Customer relationships	84,751
Property and equipment	25,000
Liabilities
Accounts payable and accrued liabilities	(7,445)
Due to shareholder	(14,302)
Net assets acquired	$100,000

The total purchase price for the Punkz Gear acquisition was allocated as follows:

Assets
Cash	16,526
Other assets	8,276
Intangible assets-Customer relationships	175,938
Liabilities
Accounts payable and accrued liabilities	(740)
Net assets acquired	$200,000

The customer relationships will be amortized over their estimated useful lives of 2 years.

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets

On July 16, 2014, we entered into a sales purchase agreement in 100% acquisition of all outstanding shares of Lexi Luu. Designs. Bitzio paid 500,000,000 restricted commons shares for this acquisition. Lexi Luu shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks. We accounted for the transaction as an equity purchase. Of the purchase price paid as of July 16, 2014 ($183,629) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $690,629. As of March 31, 2015, the net carrying amount is $446,544. This intangible assets will be amortized over life of 2 years, estimated amortization expense for 2015 and 2016 are $260,168 and $186,376 respectively.

On July 18, 2014, we entered into a sales purchase agreement in 100% acquisition of all outstanding shares of E-motion Apparel. Designs. Bitzio paid 350,000,000 restricted commons shares for this acquisition. E-motion Apparel shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks. We accounted for the transaction as an equity purchase. Of the purchase price paid as of July 18, 2014 ($26,235) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $74,235. As of March 31, 2015, the net carrying amount is $48,202. This intangible assets will be amortized over life of 2 years, estimated amortization expense for 2015 and 2016 are $27,966 and $20,236 respectively.

On February 26, 2015, Lexi Luu entered into and closed under a securities purchase agreement to acquire 100% of all outstanding shares of Skipjack Dive and Dancewear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $100,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 1,000,000 shares of common stock of the Company. Of the purchase price paid as of February 26, 2015 ($15,249) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $84,751. As of March 31, 2015, the net carrying amount is $80,920. This intangible assets will be amortized over life of 2 years, estimated amortization expense for 2015, 2016, and 2017 are $31,927 and $42,492, and 6,501 respectively.

On March 3, 2015, Lexi Luu entered into and closed under a securities purchase agreement to acquire 100% of all outstanding shares of Punkz Gear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $200,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 2,000,000 shares of common stock of the Company. Of the purchase price paid as of March 3, 2015 ($24,062) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $175,938. As of March 31, 2015, the net carrying amount is $169,190. This intangible assets will be amortized over life of 2 years, estimated amortization expense for 2015, 2016, and 2017 are $66,278, and $88,210, and 14,702 respectively.

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets. Amortization expense was $104,877 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Estimated amortization expense for the intangible assets for the next five years consists of the following:

Year ending December 31
2015	$386,339
2016	337,314
2017	21,203

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party payables

At March 31, 2015, $5,960 was due to chief financial officer for an advance loan.

At March 31, 2015, $123,000 was due for services rendered by a company owned by Bitzio’s former chief executive officer. During 2013, the Company borrowed $150,000 from related party through a convertible promissory note bearing interest at 10% with a maturity date of January 1, 2014. The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at the lower of $0.05 per common share or 20% discount to market for last 30 trading days prior to the conversion. As of March 31, 2015, the Company had principal outstanding in the note of $150,000, and accrued interest of $33,700.

On February 26, 2015, the Company entered into and closed under a securities purchase agreement to acquire 100% of the outstanding shares of Skipjack Dive and Dancewear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $100,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 1,000,000 shares of common stock of the Company. As of March 31, 2015, the Company had principal outstanding in the note of $100,000.

On March 3, 2015, the Company entered into and closed under a securities purchase agreement to acquire 100% of the outstanding shares of Punkz Gear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $200,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 2,000,000 shares of common stock of the Company. As of March 31, 2015, the Company had principal outstanding in the note of $200,000.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Exchange of Convertible Debentures

Immediately subsequent to its purchase of 500,000 shares of Series B Preferred Stock on November 18, 2013, 112359 Factor Fund, LLC (“Factor Fund”) entered into assignment agreements with seven holders of eight convertible promissory notes issued by the Registrant in 2012 and 2013. The aggregate of the principal balance and accrued interest on the notes was $779,591, and all of the notes were past due and otherwise in default. The assignment agreements provided that Factor Fund transferred the 500,000 shares of Series B Preferred Stock to the note holders, and the note holders assigned the eight notes to Factor Fund.

Immediately thereafter, Factor Fund entered into eight Exchange Agreements with the Registrant. The Exchange Agreements provided that Factor Fund would surrender the eight convertible promissory notes and receive in exchange eight Amended and Restated Convertible Debentures (“A&R Debentures”). The principal amount of each A&R Debenture equaled approximately 128.3% of aggregate principal and accrued interest surrendered in exchange for the A&R Debenture. The primary terms of the A&R Debentures are:

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

During the three months ended March 31, 2015 $82,500 of principal was converted into 825,000,000 shares of the Company’s common stock. On February 26, 2015, the balance of the note of $534,888 was transferred to Five Nine Group LLC and Flux Carbon Starter Fund LLC. All primary terms of the A&R Debentures stayed unchanged except the following:

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

The Company accounted for the transfer as an extinguishment of debt and recorded a loss on extinguishment of $509,476.

On May 5, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $32,500 to an accredited investor. The note has a maturity date of February 9, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the three months ended March 31, 2015, the Company recorded an interest expense of $1,635. The Company accounted for the conversion feature as a derivative valued at $36,411, of which $32,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $3,911 was expensed immediately to interest expense. As of March 31, 2015, the note and accrued interest was fully repaid.

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

On February 26, 2015, the balance of the note of $650,000 was transferred to Five Nine Group LLC and Flux Carbon Starter Fund LLC. All primary terms of the A&R Debentures stayed unchanged except the following:

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

The Company accounted for the transfer as an extinguishment of debt and recorded a loss on extinguishment of $437,206.

On August 20, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $20,500 to an accredited investor. The note has a maturity date of May 15, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the three months ended March 31, 2015, the Company recorded an interest expense of $606. The Company accounted for the conversion feature as a derivative valued at $31,689, of which $20,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $11,189 was expensed immediately to interest expense. As of March 31, 2015, the note and accrued interest was fully repaid.

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

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 1.00 and 2.02 years, risk free rates of between 0.18 and 0.27 percent, and annualized volatility of between 149% and 172%. At March 31, 2015, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.75 and 1.93 years, risk free rates of 0.26 to 0.56 percent, and annualized volatility of between 303 and 396 percent and determined that, during the three months ended March 31, 2015, the Company’s derivative liability increased by $2,821,725 to $1,037,052. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – NOTES PAYABLE

From February to April 2014, the Company entered into a marketing agreement with Echo Factory, Inc. The agreement provides that the Company will issue three promissory notes to Echo Factory in an amount equal to $7,500 for service provided on February 14, March 14 and April 14, 2014. The Promissory Note shall have 12 month term and bear 8% interest and be unsecured. As of March 31, 2015, the Company had principal outstanding in the promissory note of $22,500, and accrued interest of $1,849.

During 2012, the Company borrowed $55,000 through an unsecured promissory note bearing interest at 10% with a maturity date of March 10, 2014. During 2013, the Company borrowed additional $43,214, and converted $8,062 into 8,062,000 shares of common stock. As of March 31, 2015, the Company had principal outstanding in the promissory note of $90,152, and accrued interest of $23,025.

On June 4, 2012, Bitzio, Inc. and ACT entered into a share purchase agreement wherein Bitzio acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company. On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros ($194,447 USD) to ACT. The Company re-measured the amount due in U.S. dollars as of March 31, 2015 and recorded a gain on foreign currency transaction of $19,922. The amount due as of March 31, 2015 is $157,893.

On July 1, 2013, Lexi-Luu borrowed $10,000 through an unsecured promissory note bearing interest $1,076 maturity date of January 1, 2014. This note is currently at default, and bearing 45% interest. As of March 31, 2015, the Company had principal outstanding in the promissory note of $ 5,222 and accrued interest of $2,273.

NOTE 12 – PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as Series A Convertible Redeemable Preferred Stock, 1,000,000 shares are designated as Series B Convertible Preferred Stock, 999 shares are designated as Series C Preferred Stock, par value of $0.001, and 35,750 shares are designated as Series D Preferred Stock.

Series A Preferred Stock

As of March 31, 2015 and December 31, 2014, there were 2,043,120 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding. The shares have the following provisions:

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

During the three months ended March 31, 2015 the Company issued 15,750 shares of Series D preferred shares in exchange for the return of 157,500,000 shares of its common stock. As of March 31, 2015 15,750 shares of Series D preferred stock have been issued.

NOTE 13 – COMMON STOCK

On January 13, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 250 million to 2 billion. On September 12, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 2 billion to 4.2 billion. On April 9, 2015 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 4.2 billion to 10 billion. There were 4,142,944,587 shares issued and outstanding as of March 31, 2015. The activity surrounding the issuances of the Common Stock is as follows:

During the three months ended March 31, 2015 the Company issued 1,351,750,001 shares in conversion of notes payable of $1,351,749, and converted 157,500,000 shares of its common stock into 15,750 shares of Series D preferred stock.

NOTE 14 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the three months ended March 31, 2015:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding, December 31, 2014	14,588,616	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(744,000)	$0.40
Balance outstanding, March 31, 2015	13,844,616	$0.35
Exercisable, March 31, 2015	13,844,616	$0.35

The following table discloses information regarding outstanding and exercisable options and warrants at March 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.20 - $0.29	2,000,000	0.20	1.67	2,000,000	0.20
$0.30 - $0.39	11,774,616	0.37	1.47	11,774,616	0.37
$0.40 - $0.50	70,000	0.40	1.75	814,000	0.40
	13,844,616	0.54	1.50	13,844,616	0.33

NOTE 15 – FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of March 31, 2015 and December 31, 2014 consisted of the following:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(1,037,052)	$—	$(1,037,052)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(3,212,200)	$—	$(3,212,200)	$—

(1) The derivative is calculated using the Black Scholes Pricing Model

NOTE 16 – CONCENTRATION OF RISK

For the three months ended March 31, 2015, we derived approximately 30% of our sales from contracts with two customers. Our standard contract with customers is for an initial one year term, and renews automatically for successive one-month terms, unless either party terminates upon 30 days’ written notice to the other party.

NOTE 17 – SUBSEQUENT EVENTS

On April 9, 2015 the Registrant filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 4.2 billion to 10 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFl OPERATIONS

Current Business Plan

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

The financial statements included in this report reflect the results of Skipjack and Punkz Gear post acquisition.

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

Results of Operations

Revenues

For the three months ended March 31, 2015, we had revenues of $125,449, compared to $26,703 for the three months ended March 31, 2014. Sales grew in 2015, as a result of the acquisitions of described above.

The following table shows the contribution to revenue of our subsidiaries:

	Q1 2015 Revenue	% of Total Revenue
E-Motion Apparel	$30,316	24%
Lexi Luu Designs	$85,995	68%
Cleo VII	$-	-%
Skipjack	$3,331	3%
Punkz Gear	$5,807	5%

Cost of Revenue

For the three months ended March 31, 2015, our cost of revenue was $63,519, compared to $0 for the three months ended March 31, 2014. Gross profit was $61,930 and $26,703 for the three months ended March 31, 2015 and 2014, respectively.

Operating Expenses

The primary component of our operating expenses for the three months ended March 31, 2015 consisted of general and administrative expenses of $368,732. During the three months ended March 31, 2014, our general and administrative expenses totaled $132,698. General and administrative expenses are increased by $236,034 due to increased sale and marking cost, management salaries and expense related to newly acquired subsidiaries.

The remainder of our operating expenses for the three months ended March 31, 2015 consisted of professional fees of $60,521. The primary components of professional fees during three months ended March 31, 2015, were audit and accounting fees of $43,000, and consulting fees of $7,250. During the three months ended March 31, 2014, our professional fees totaled $161,705. Professional fees fell year-to-year due to the change in our business plan and management practices.

Loss from Operations

Due to our significant increase in general and administrative expenses, our loss from operations increased from $267,700 for the three months ended March 31, 2014 to $367,323 for the three months ended March 31, 2015.

Other Expense

During the three months ended March 31, 2015 we incurred interest charges of $355,125 as a result of financing transactions during the period. Our interest expense for the three months ended March 31, 2014 was $257,331.

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging , as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a derivative liability for the calculated value. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. During the three months ended March 31, 2015, we recorded a gain of $2,821,725, as the value of our derivative liabilities decreased by that amount.

During the three months ended March 31, 2015 we incurred foreign currency transaction gain of $19,992, compared to $43 during the three months ended March 31, 2014. We also incurred loss on extinguishment of debt of $946,682 and $2,850 for the three months ended March 31, 2015 and 2014, respectively.

We acquired a 51% ownership interest in Cleo VII, Inc. The net loss attributable to non-controlling interest of $7,350 and $5,194 reflects operations in Cleo VII, Inc. attributable to the non-controlling interest holder for the three months ended March 31, 2015 and 2014, respectively.

Net Loss

As a result of the foregoing, during the three months ended March 31, 2015, we recorded a net income of $1,179,937 compared to a net loss $1,341,508 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Unfortunately, at March 31, 2015 we had low liquidity, with current assets consisting of $19,272 in cash, $456,203 in prepaid expenses, $223,077 in inventory, and $9,714 in accounts receivable. We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions. Accordingly, we will be working aggressively to secure sources of financing.

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

Cash Used in Operations

Our net cash used in continuing operating activities was $68,849 for the three months ended March 31, 2015, compared to $119,130 for the three months ended March 31, 2014.

Cash Used in Investing Activities

Our net cash used by investing activities was $0 for the three months ended March 31, 2015, compared to $53,079 for the three months ended March 31, 2014.

Cash Provided by Financing Activities

Our net cash provided by financing activities was $66,263 for the three months ended March 31, 2015, compared to $169,700 for the three months ended March 31, 2014. For the three months ended March 31, 2015, our cash provided by financing activities consisted primarily of proceed from convertible notes payable of $75,000.

Contractual obligations and other commitments

The following table summarized our contractual obligations as of March 31, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Payments due by period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5+ Years
Related party debts	$612,660	$612,660	$-	$-	$-
Notes payable	313,254	313,254	-	-	-
Convertible notes	1,096,734	1,096,734	-	-	-
Total	$2,022,648	$2,022,648	$-	$-	$-

Off-balance sheet arrangements

As of March 31, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company“ as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms. The evaluation disclosed the following material weaknesses in our disclosure controls and procedures:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending March 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There are presently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 1A – RISK FACTORS.

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(a)(2) of the Securities Act of 1933, as amended.

During the three months ended March 31, 2015 the Company issued 1,351,750,001 shares in conversion of notes payable of $1,237,644.

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

*Filed Herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished“ and not “filed“.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitzio, Inc.

Dated: May 20, 2015	By:	/s/ Hubert Blanchette
	Name:	Hubert Blanchette
	Its:	Chief Executive Officer

