Form 10-Q
period 2015-06-30
Bitzio, Inc.
filed 2015-08-18
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smasller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 18, 2015 the number of shares of the registrant’s classes of common stock outstanding was 5,939,277,920.

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

The results for the period ended June 30, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2015.

3

ITEM 1. FINANCIAL STATEMENTS

BITZIO, INC

Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	Unaudited
Assets
Current Assets
Cash and cash equivalents	$20,134	$3,829
Accounts receivable, net	11,512	24,538
Prepaid expenses and other current assets	335,909	560,631
Inventory	198,919	219,416
Total Current Assets	566,474	808,414

Other Assets
Intangible assets, net	615,923	589,044
Fixed assets, net	25,000	2,724
Other receivable	1,132	1,192
Note receivable	25,979	25,979
Total Other Assets	668,034	618,939

Total Assets	$1,234,508	$1,427,353

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	1,242,990	1,290,802
Related party payable	166,290	163,666
Notes payable, net of discount	319,325	327,681
Convertible notes, net of discount	988,471	756,982
Related party convertible notes, net of discount	450,000	150,000
Contingent liabilities	101,000	101,000
Derivative liability	1,073,078	3,212,200
Total Current Liabilities	4,341,154	6,002,331

Redeemable preferred stock series C, $0.001 par value; 999 shares authorized; 999 shares issued and outstanding	-	-
Total Liabilities	4,341,154	6,002,331

Stockholders’ Deficit:
Preferred stock series A, $0.001 par value; 25,000,000 shares authorized; 2,043,120 shares issued and outstanding	2,043	2,043
Preferred stock series B, $0.001 par value; 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Preferred stock series D, $0.001 par value; 1,000,000 shares authorized; nul shares issued and outstanding	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 5,939,277,920 and 2,948,694,586 shares issued and outstanding, respectively	5,939,278	2,948,696
Additional paid in capital	17,028,310	19,199,481
Stock to be issued	158,564	120,438
Stock subscriptions payable	181,074	181,074
Accumulated deficit	(26,400,696)	(27,026,191)
Total Bitzio, Inc. stockholders’ deficit	(3,090,427)	(4,573,459)
Non-controlling interest	(16,219)	(1,519)
Total stockholders’ deficit	(3,106,646)	(4,574,978)
Total Liabilities and Stockholders’ Deficit	$1,234,508	$1,427,353

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$96,010	$60,551	$221,459	$87,254

Cost of Good Sold	76,009	-	139,528	-

Gross profit	20,001	60,551	81,931	87,254

Operating Expenses
Professional fees	43,634	199,874	104,155	361,579
General and administrative	366,360	87,708	735,092	220,406
Total operating expenses	409,994	287,582	839,247	581,985

Loss from Operations	(389,993)	(227,031)	(757,316)	(494,731)

Other Income (Expense)
Interest expense	(136,697)	(85,619)	(491,822)	(342,950)
Change in derivative liability	2,163	657,520	2,823,888	(161,258)
Foreign currency transaction gain (loss)	(6,071)	1,161	13,921	1,118
Loss on extinguishment of debt	(31,194)	-	(977,876)	(2,850)
Total other income (expense)	(171,799)	573,062	1,368,111	(505,940)

Income (Loss) Before Income Taxes	(561,792)	346,031	610,795	(1,000,672)
Provision For Income Taxes	-	-	-	-

Net Income (Loss) before Non-controlling Interest	(561,792)	346,031	610,795	(1,000,672)

Net Loss Attributable to Non-controlling Interest	(7,350)	-	(14,700)	(5,194)

Net Income (Loss) Attributable to Bitzio, Inc	$(554,442)	$346,031	$625,495	$(995,478)

Earnings (Loss) Per Share attributable to Bitzio shareholders
Basic	$(0.00)	$0.00	$0.00	$(0.01)
Diluted	$(0.00)	$0.00	$0.00	$(0.01)
Weighted Average Common Shares
Basic	5,158,310,887	293,459,474	4,444,916,042	261,497,556
Diluted	5,158,310,887	1,342,671,471	4,444,916,042	261,497,556

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	625,495	(995,478)
Adjustments to reconcile net loss to net cash used in operating activities
Net income attributable to non-controlling interest	(14,700)	(5,194)
Depreciation and amortization	236,535	30,000
Common Stock issued for services	57,821	-
Loss on extinguishment of debt	977,876	2,850
Loss (Gain) on Foreign currency transaction	(13,921)	(1,118)
Amortization of debt discounts on convertible notes	28,677	59,519
Origination interest on convertible notes payable	493,026	230,356
Change in derivative liabilities	(2,823,888)	161,258
Accounts receivable	21,362	(57,278)
Prepaid expenses and other current assets	235,216	9,600
Inventory	20,497	-
Accounts payable and accrued expenses	40,393	337,501
Related party payables	2,624	7,439
Net cash used in operating activities	(112,987)	(220,545)

Cash Flows from Financing Activities
Repayments on notes payable	(8,737)	(94,500)
Proceeds from notes payable	-	70,000
Proceeds from convertible notes payable	120,000	107,500
Proceeds from sale of preferred stock	-	250,050
Net cash provided by financing activities	$111,263	$333,050

Net increase in cash	(1,724)	(3,877)
Cash acquired in acquisition	18,029	3,877
Cash, beginning of period	3,829	3,877

Cash and Cash Equivalents, end of period	$20,134	$3,877

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing and Investing Activities
Debt discounts on convertible notes payable	$240,000	$37,500
Common stock issued for debt	$652,973	$137,069
Common stock issued for prepaid services	$-	$50,000
Common stock issued for debt issuance costs	$-	$2,500
Common stock issued for account payable		$-
Account receivable acquired in acquisition	$-	$-
Prepaid expense acquired in acquisition	$10,494	$-
PPE acquired in acquisition	$25,000	$-
Other receivable acquired in acquisition	$8,276	$-
Account payable and accrued liabilities acquired in acquisition	$(8,185)	$-
Note payable acquired in acquisition	$(14,302)	$-
Intangibles acquired in acquisition	$260,689	$-
Note Payable issued for acquisition	$(300,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

On February 18, 2014 the Company executed a non-binding letter of intent to acquire ownership of Sahaja, LLC. Sahaja is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to Sahaja, LLC totaling up to $100,000 as mutually agreed. As of June 30, 2015, $22,979 has been loaned to Sahaja but the acquisition had not yet been completed.

On March 24, 2014 the Company executed a non-binding letter of intent to acquire ownership of ZMJ Denim, Inc. ZMJ Denim, Inc is currently engaged in the design, production and sale of apparel. The Company also agreed to provide loans to ZMJ Denim, Inc. totaling up to $100,000 as mutually agreed. As of June 30, 2015, the acquisition had not yet been completed. As of June 30, 2015, $3,000 has been loaned to ZMJ Denim Inc., but the acquisition had not yet been completed.

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

On July 18, 2014 the Registrant entered into a Share Exchange Agreement with Marilu Brassington, Elaine Cunningham and Leticia Brito. Ms. Brassington is the Registrant’s Chief Financial Officer and a member of the Registrant’s board of directors .

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

On March 5, 2015, the Company entered into a securities purchase agreement to acquire 100% of all outstanding shares of Koka Creative Corporation, conditional on completion of a $3,000,000 financing. The Company agreed to pay 800,000 shares of previously undesignated new Series F preferred stock for this acquisition. The terms of the agreement with Koka provide for (a) the completion of two equity financings by the Company, an initial $3,000,000 financing and a subsequent $6,000,000 financing; (b) the spin-out of the Company’s existing operations to the Company’s shareholders; (c) the restructuring of the Company’s outstanding debt and equity to eliminate the substantial majority of the Company’s debt and to prepare the Company to petition for up-listing; and (d) the appointment of Koka’s designees to the Company’s management and board of directors. The agreement provides for the closing of the Koka acquisition simultaneously with the completion of the first financing. The Company does not yet have a commitment for the first financing and has not yet designated the new Series F preferred stock.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has recurring net loss, an accumulated deficit of $26,400,696 and a net working capital deficit of $3,744,680. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from customers. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of June 30, 2015 and December 31, 2014, the outstanding balance allowance for doubtful accounts is zero, respectively.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. As of June 30, 2015, an inventory reserve had not been deemed necessary, and therefore, not recorded. As of June 30, 2015 inventory consisted of $167,361 in finished goods and $31,558 in raw materials.

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

Shipping and Handling Costs

For product sales, shipping and handling costs are included as a component of general and administrative expenses. For the six months ended June 30, 2015 and 2014, such expenses totaled $8,974 and $0, respectively.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the six months ended June 30, 2015 and 2014, such costs totaled $30,858 and $145,059, respectively. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible preferred stock and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 17,248,090,635 such potentially dilutive shares excluded for the six months ended June 30, 2015.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Machinery and equipment	$29,471	$4,470
Computer and Furniture	1,404	1,404
Less: accumulated depreciation	$(5,875)	(3,150)
Total	$25,000	$2,724

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

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets

On July 16, 2014, we entered into a sales purchase agreement in 100% acquisition of all outstanding shares of Lexi Luu. Designs. Bitzio paid 500,000,000 restricted commons shares for this acquisition. Lexi Luu shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks. We accounted for the transaction as an equity purchase. Of the purchase price paid as of July 16, 2014 ($183,629) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $690,629. As of June 30, 2015, the net carrying amount is $360,452. This intangible assets will be amortized over life of 2 years, estimated amortization expense for 2015 and 2016 are $174,076 and $186,376 respectively.

On July 18, 2014, we entered into a sales purchase agreement in 100% acquisition of all outstanding shares of E-motion Apparel. Designs. Bitzio paid 350,000,000 restricted commons shares for this acquisition. E-motion Apparel shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks. We accounted for the transaction as an equity purchase. Of the purchase price paid as of July 18, 2014 ($26,235) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $74,235. As of June 30, 2015, the net carrying amount is $38,795. This intangible assets will be amortized over life of 2 years, estimated amortization expense for 2015 and 2016 are $18,712 and $20,236 respectively.

On February 26, 2015, Lexi Luu entered into and closed under a securities purchase agreement to acquire 100% of all outstanding shares of Skipjack Dive and Dancewear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $100,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 1,000,000 shares of common stock of the Company. Of the purchase price paid as of February 26, 2015 ($15,249) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $84,751. As of June 30, 2015, the net carrying amount is $70,355. This intangible assets will be amortized over life of 2 years, estimated amortization expense for 2015, 2016, and 2017 are $21,362 and $42,492, and $6,501 respectively.

On March 3, 2015, Lexi Luu entered into and closed under a securities purchase agreement to acquire 100% of all outstanding shares of Punkz Gear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $200,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 2,000,000 shares of common stock of the Company. Of the purchase price paid as of March 3, 2015 ($24,062) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $175,938. As of June 30, 2015, the net carrying amount is $147,740. This intangible assets will be amortized over life of 2 years, estimated amortization expense for 2015, 2016, and 2017 are $44,346, and $88,210, and $14,702 respectively.

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets. Amortization expense was $104,877 and $0 for the six months ended June 30, 2015 and 2014, respectively.

Estimated amortization expense for the intangible assets for the next five years consists of the following:

Year ending December 31
2015	$386,339
2016	337,314
2017	21,203

NOTE 7 – RELATED PARTY TRANSACTIONS

Related party payables

At June 30, 2015, $5,960 was due to chief financial officer for an advance loan.

At June 30, 2015, $123,000 was due for services rendered by a company owned by Bitzio’s former chief executive officer. During 2013, the Company borrowed $150,000 from related party through a convertible promissory note bearing interest at 10% with a maturity date of January 1, 2014. The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at the lower of $0.05 per common share or 20% discount to market for last 30 trading days prior to the conversion. As of June 30, 2015, the Company had principal outstanding in the note of $150,000, and accrued interest of $37,440.

On February 26, 2015, the Company entered into and closed under a securities purchase agreement to acquire 100% of the outstanding shares of Skipjack Dive and Dancewear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $100,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 1,000,000 shares of common stock of the Company. As of June 30, 2015, the Company had principal outstanding in the note of $100,000.

On March 3, 2015, the Company entered into and closed under a securities purchase agreement to acquire 100% of the outstanding shares of Punkz Gear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $200,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 2,000,000 shares of common stock of the Company. As of June 30, 2015, the Company had principal outstanding in the note of $200,000.

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

During the six months ended June 30, 2015 $82,500 of principal was converted into 825,000,000 shares of the Company’s common stock. On February 26, 2015, the balance of the note of $534,888 was transferred to Five Nine Group LLC and Flux Carbon Starter Fund LLC. All primary terms of the A&R Debentures stayed unchanged except the following:

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

On May 5, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $32,500 to an accredited investor. The note has a maturity date of February 9, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the six months ended June 30, 2015, the Company recorded an interest expense of $1,635. The Company accounted for the conversion feature as a derivative valued at $36,411, of which $32,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $3,911 was expensed immediately to interest expense. As of June 30, 2015, the note and accrued interest was fully repaid.

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

On August 20, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $20,500 to an accredited investor. The note has a maturity date of May 15, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the six months ended June 30, 2015, the Company recorded an interest expense of $606. The Company accounted for the conversion feature as a derivative valued at $31,689, of which $20,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $11,189 was expensed immediately to interest expense. As of June 30, 2015, the note and accrued interest was fully repaid.

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

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 1.00 and 2.02 years, risk free rates of between 0.18 and 0.27 percent, and annualized volatility of between 149% and 172%. At June 30, 2015, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.75 and 1.93 years, risk free rates of 0.26 to 0.56 percent, and annualized volatility of between 303 and 396 percent and determined that, during the six months ended June 30, 2015, the Company’s derivative liability decreased by $2,823,888 to $1,073,078. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

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

NOTE 11 – NOTES PAYABLE

From February to April 2014, the Company entered into a marketing agreement with Echo Factory, Inc. The agreement provides that the Company will issue three promissory notes to Echo Factory in an amount equal to $7,500 for service provided on February 14, March 14 and April 14, 2014. The Promissory Note shall have 12 month term and bear 8% interest and be unsecured. As of June 30, 2015, the Company had principal outstanding in the promissory note of $22,500, and accrued interest of $2,298.

During 2012, the Company borrowed $55,000 through an unsecured promissory note bearing interest at 10% with a maturity date of March 10, 2014. During 2013, the Company borrowed additional $43,214, and converted $8,062 into 8,062,000 shares of common stock. As of June 30, 2015, the Company had principal outstanding in the promissory note of $90,152, and accrued interest of $25,273.

On June 4, 2012, Bitzio, Inc. and ACT entered into a share purchase agreement wherein Bitzio acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company. On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros ($194,447 USD) to ACT. The Company re-measured the amount due in U.S. dollars as of June 30, 2015 and recorded a gain on foreign currency transaction of $6,071. The amount due as of June 30, 2015 is $163,964.

On July 1, 2013, Lexi-Luu borrowed $10,000 through an unsecured promissory note bearing interest $1,076 maturity date of January 1, 2014. This note is currently at default, and bearing 45% interest. As of June 30, 2015, the Company had principal outstanding in the promissory note of $ 5,222 and accrued interest of $2,273.

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

Series A Preferred Stock

As of June 30, 2015 and December 31, 2014, there were 2,043,120 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding. The shares have the following provisions:

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

During the six months ended June 30, 2015 the Company issued 15,750 shares of Series D preferred shares in exchange for the return of 157,500,000 shares of its common stock. Subsequently, on May 28, 2015, 15,750 shares of Series D preferred shares were converted back into 157,500,000 shares of common stock. As of June 30, 2015 0 shares of Series D preferred stock have been outstanding.

NOTE 13 – COMMON STOCK

On January 13, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 250 million to 2 billion. On September 12, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 2 billion to 4.2 billion. On April 9, 2015 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 4.2 billion to 10 billion. There were 5,939,277,920 shares issued and outstanding as of June 30, 2015. The activity surrounding the issuances of the Common Stock is as follows:

During the six months ended June 30, 2015 the Company issued 2,351,750,001 shares in conversion of notes payable of $652,973, and 638,833,333 shares for accrued salaried.

NOTE 14 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the six months ended June 30, 2015:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding, December 31, 2014	14,588,616	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(744,000)	$0.40
Balance outstanding, June 30, 2015	13,844,616	$0.35
Exercisable, June 30, 2015	13,844,616	$0.35

The following table discloses information regarding outstanding and exercisable options and warrants at June 30, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Number of Option Shares	Weighted Average Exercise Price
$ 0.20 - $0.29	2,000,000	0.20	1.42	2,000,000	0.20
$ 0.30 - $0.39	11,774,616	0.37	1.22	11,774,616	0.37
$ 0.40 - $0.50	70,000	0.40	1.50	814,000	0.40
	13,844,616	0.54	1.25	13,844,616	0.33

NOTE 15 – FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2015 and December 31, 2014 consisted of the following:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(1,073,078)	$—	$(1,073,078)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(3,212,200)	$—	$(3,212,200)	$—

(1) The derivative is calculated using the Black Scholes Pricing Model

NOTE 16 – CONCENTRATION OF RISK

For the six months ended June 30, 2015, we derived approximately 30% of our sales from contracts with two customers. Our standard contract with customers is for an initial one year term, and renews automatically for successive one-month terms, unless either party terminates upon 30 days’ written notice to the other party.

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

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenues

For the three months ended June 30, 2015, we had revenues of $96,010, compared to $60,551 for the three months ended June 30, 2014. Sales grew in 2015, as a result of the acquisitions as described above.

The following table shows the contribution to revenue of our subsidiaries:

	Q2 2015 Revenue	% of Total Revenue
E-Motion Apparel	$41,946	44%
Lexi Luu Designs	$48,005	50%
Cleo VII	$-	-%
Skipjack	$945	1%
Punkz Gear	$5,114	5%

Cost of Revenue

For the three months ended June 30, 2015, our cost of revenue was $76,009, compared to $0 for the three months ended June 30, 2014. Gross profit was $20,001 and $60,551 for the three months ended June 30, 2015 and 2014, respectively.

Operating Expenses

The primary component of our operating expenses for the three months ended June 30, 2015 consisted of general and administrative expenses of $366,360. During the three months ended June 30, 2014, our general and administrative expenses totaled $87,708. General and administrative expenses increased by $278,652 due to increased sale and marking cost, management salaries and expense related to newly acquired subsidiaries.

The remainder of our operating expenses for the three months ended June 30, 2015 consisted of professional fees of $43,634. During the three months ended June 30, 2014, our professional fees totaled $199,874. Professional fees fell year-to-year due to the change in our business plan and management practices.

Loss from Operations

Due to our significant increase in general and administrative expenses, our loss from operations increased from $227,031 for the three months ended June 30, 2014 to $389,993 for the three months ended June 30, 2015.

Other Expense

During the three months ended June 30, 2015 we incurred interest charges of $136,697 as a result of financing transactions during the period. Our interest expense for the three months ended June 30, 2014 was $85,619.

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging , as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a derivative liability for the calculated value. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. During the three months ended June 30, 2015, we recorded a gain of $2,163, as the value of our derivative liabilities decreased by that amount. During the three months ended June 30, 2014, we recorded a gain of $657,520, as the value of our derivative liabilities decreased by that amount.

During the three months ended June 30, 2015 we incurred foreign currency transaction loss of $6,071, compared to gain of $1,161 during the three months ended June 30, 2014. We also incurred loss on extinguishment of debt of $31,194 for the three months ended June 30, 2015.

We acquired a 51% ownership interest in Cleo VII, Inc. The net loss attributable to non-controlling interest of $7,350 and $0 reflects operations in Cleo VII, Inc. attributable to the non-controlling interest holder for the three months ended June 30, 2015 and 2014, respectively.

Net Loss

As a result of the foregoing, during the three months ended June 30, 2015, we recorded a net loss of $554,442 compared to a net income of $346,031 for the three months ended June 30, 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenues

For the six months ended June 30, 2015, we had revenues of $221,459, compared to $87,254 for the six months ended June 30, 2014. Sales grew in 2015, as a result of the acquisitions as described above.

The following table shows the contribution to revenue of our subsidiaries:

	Six months 2015 Revenue	% of Total Revenue
E-Motion Apparel	$72,262	33%
Lexi Luu Designs	$134,000	61%
Cleo VII	$-	-%
Skipjack	$4,276	2%
Punkz Gear	$10,921	5%

Cost of Revenue

For the six months ended June 30, 2015, our cost of revenue was $139,528, compared to $0 for the six months ended June 30, 2014. Gross profit was $81,931 and $87,254 for the six months ended June 30, 2015 and 2014, respectively.

Operating Expenses

The primary component of our operating expenses for the six months ended June 30, 2015 consisted of general and administrative expenses of $735,092. During the six months ended June 30, 2014, our general and administrative expenses totaled $220,406. General and administrative expenses are increased by $514,686 due to increased sale and marking cost, management salaries and expense related to newly acquired subsidiaries.

The remainder of our operating expenses for the six months ended June 30, 2015 consisted of professional fees of $104,155. During the six months ended June 30, 2014, our professional fees totaled $361,579. Professional fees fell year-to-year due to the change in our business plan and management practices.

Loss from Operations

Due to our significant increase in general and administrative expenses, our loss from operations increased from $494,731 for the six months ended June 30, 2014 to $757,316 for the six months ended June 30, 2015.

Other Expense

During the six months ended June 30, 2015 we incurred interest charges of $491,822 as a result of financing transactions during the period. Our interest expense for the six months ended June 30, 2014 was $342,950.

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging , as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a derivative liability for the calculated value. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. During the six months ended June 30, 2015, we recorded a gain of $2,823,888, as the value of our derivative liabilities decreased by that amount. During the six months ended June 30, 2014, we recorded a loss of $161,258, as the value of our derivative liabilities increased by that amount.

During the six months ended June 30, 2015 we incurred foreign currency transaction gain of $13,921, compared to $1,118 during the six months ended June 30, 2014. We also incurred loss on extinguishment of debt of $977,876 and $2,850 for the six months ended June 30, 2015 and 2014, respectively.

We acquired a 51% ownership interest in Cleo VII, Inc. The net loss attributable to non-controlling interest of $14,700 and $5,194 reflects operations in Cleo VII, Inc. attributable to the non-controlling interest holder for the six months ended June 30, 2015 and 2014, respectively.

Net Loss

As a result of the foregoing, during the six months ended June 30, 2015, we recorded a net income of $625,495 compared to a net loss $995,478 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Our principal needs for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Unfortunately, at June 30, 2015 we had low liquidity, with current assets consisting of $20,134 in cash, $335,909 in prepaid expenses, $198,919 in inventory, and $11,512 in accounts receivable. We expect that working capital requirements and acquisitions will continue to be our principal needs for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions. Accordingly, we will be working aggressively to secure sources of financing.

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

Cash Used in Operations

Our net cash used in continuing operating activities was $112,987 for the six months ended June 30, 2015, compared to $220,545 for the six months ended June 30, 2014.

Cash Used in Investing Activities

Our net cash used by investing activities was $0 for the six months ended June 30, 2015 and 2014.

Cash Provided by Financing Activities

Our net cash provided by financing activities was $111,263 for the six months ended June 30, 2015, compared to $333,050 for the six months ended June 30, 2014. For the six months ended June 30, 2015, our cash provided by financing activities consisted primarily of proceed from convertible notes payable of $120,000.

Contractual obligations and other commitments

The following table summarized our contractual obligations as of June 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Payments due by period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5+ Years
Related party debts	$616,290	$616,290	$-	$-	$-
Notes payable	319,325	319,325	-	-	-
Convertible notes	988,471	988,471	-	-	-
Total	$1,924,086	$1,924,086	$-	$-	$-

Off-balance sheet arrangements

As of June 30, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms. The evaluation disclosed the following material weaknesses in our disclosure controls and procedures:

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2015 the Company issued 1,000,000,000 shares in conversion of notes payable of $100,000.

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

Bitzio, Inc.

Dated: August 18, 2015	By:	/s/ Hubert Blanchette
	Name:	Hubert Blanchette

Dated: August 18, 2015	By:	/s/ Marilu Brassington
	Name:	Marilu Brassington, Chief Financial and Accounting Officer

