Form 10-Q
period 2015-09-30
Bitzio, Inc.
filed 2015-11-20
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 19, 2015 the number of shares of the registrant’s classes of common stock outstanding was 7,320,754,217.

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

The results for the period ended September 30, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2015.

3

ITEM 1. FINANCIAL STATEMENTS

BITZIO, INC

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$60	$3,829
Accounts receivable, net	6,690	24,538
Prepaid expenses and other current assets	215,808	560,631
Inventory	215,162	219,416
Total Current Assets	437,720	808,414

Other Assets
Intangible assets, net	487,765	589,044
Fixed assets, net	24,167	2,724
Other receivable	3,540	1,192
Notes receivable	25,979	25,979
Total Other Assets	541,451	618,939

Total Assets	$979,171	$1,427,353

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	1,282,669	1,290,802
Related party payable	169,938	163,666
Notes payable, net of discount	354,810	327,681
Convertible notes, net of discount	931,939	756,982
Related party convertible notes, net of discount	450,000	150,000
Contingent liabilities	74,000	101,000
Derivative liability	886,723	3,212,200
Total Current Liabilities	4,150,079	6,002,331

Long term notes payable, net of discount	-	-
Redeemable preferred stock series C, $0.001 par value; 999 shares authorized; 999 shares issued and outstanding	-	-
Total Liabilities	4,150,079	6,002,331

Stockholders’ Deficit:
Preferred stock series A, $0.001 par value; 25,000,000 shares authorized; 2,043,120 shares issued and outstanding	2,043	2,043
Preferred stock series B, $0.001 par value; 1,000,000 shares authorized; 1,000,000 and 1,000,000 shares issued and outstanding, respectively	1,000	1,000
Preferred stock series D, $0.001 par value; 1,000,000 shares authorized; 15,750 and nil shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value; 10,000 ,000,000 shares authorized; 7,320,754,217 and 2,948,694,586 shares issued and outstanding, respectively	7,320,754	2,948,696
Additional paid in capital	15,874,782	19,199,481
Stock to be issued	118,564	120,438
Stock subscriptions payable	181,074	181,074
Accumulated deficit	(26,645,556)	(27,026,191)
Total Bitzio, Inc. stockholders’ deficit	(3,147,339)	(4,573,459)
Non-controlling interest	(23,569)	(1,519)
Total stockholders’ deficit	(3,170,908)	(4,574,978)
Total Liabilities and Stockholders’ Deficit	$979,171	$1,427,353

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$117,549	$207,804	$339,008	$295,058

Cost of Good Sold	75,272	48,696	214,800	48,696
Gross Profit	42,277	159,108	124,208	246,362

Operating Expenses
Professional fees	22,554	94,842	126,709	456,421
General and administrative	319,779	186,843	1,054,871	407,249
Total operating expenses	342,333	281,685	1,181,580	863,670

Loss from Operations	(300,056)	(122,577)	(1,057,372)	(617,308)

Other Income (Expense)
Interest expense	(48,593)	(270,660)	(540,415)	(613,610)
Change in derivative liability	96,557	440,137	2,920,445	278,879
Foreign currency transaction gain (loss)	(118)	15,611	13,803	16,729
Loss on extinguishment of debt	-	(39,928)	(977,876)	(42,778)
Total other income (expense)	47,846	145,160	1,415,957	(360,780)

Income (Loss) Before Income Taxes	(252,210)	22,583	358,585	(978,088)
Provision For Income Taxes	-	-	-	-

Net Income (Loss) before Non-controlling Interest	(252,210)	22,583	358,585	(978,088)

Net Loss Attributable to Non-controlling Interest	(7,350)	(14,700)	(22,050)	(19,894)

Net Income (Loss) Attributable to Bitzio, Inc	$(244,860)	$37,283	$380,635	$(958,194)

Earnings (Loss) Per Share
Basic	$(0.00)	$0.00	$0.00	$0.00
Diluted	$(0.00)	$0.00	$0.00	$(0.00)
Earnings (Loss) Per Share attributable to Bitzio shareholders
Basic	$(0.00)	$0.00	$0.00	$(0.00)
Diluted	$(0.00)	$0.00	$0.00	$(0.00)
Weighted Average Common Shares
Basic	6,638,901,800	888,365,195	5,184,281,206	472,611,362
Diluted	6,638,901,800	2,119,294,695	17,575,497,712	472,611,362

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	380,635	(958,194)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net income attributable to non-controlling interest	(22,050)	(19,894)
Depreciation and amortization	365,526	32,500
Common Stock issued for services	81,821	25,063
Loss on extinguishment of debt	977,876	42,778
Loss (Gain) on Foreign currency transaction	(13,803)	(16,729)
Gain on contingent liabilities	(27,000)	-
Amortization of debt discounts on convertible notes	46,297	65,741
Amortization of debt discounts on notes payable	534	-
Origination interest on convertible notes payable	493,026	466,605
Change in derivative liabilities	(2,920,445)	(278,879)
Changes in operating assets and liabilities:
Accounts receivable	23,776	(33,107)
Prepaid expenses and other current assets	355,317	(5,435)
Inventory	4,254	2,658
Accounts payable and accrued expenses	75,903	384,896
Related party payables	6,272	806
Net cash provided by operating activities	(172,061)	(291,191)

Cash Flows from Investing Activities
Cash invested in note receivable	-	(116,382)
Net cash provided by investing activities	-	(116,382)

Cash Flows from Financing Activities
Repayments on notes payable	(8,737)	(94,500)
Repayments on convertible debenture	-	(52,500)
Proceeds from notes payable	39,000	70,000
Proceeds from convertible notes payable	120,000	233,000
Proceeds from sale of preferred stock	-	250,050
Net cash provided by financing activities	$150,263	$406,050

Net decrease in cash	(21,798)	(1,523)
Cash acquired in acquisition	18,029	170
Cash, beginning of period	3,829	3,877

Cash and Cash Equivalents, end of period	$60	$2,524

Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Financing and Investing Activities
Debt discounts on convertible notes payable	$240,000	$107,500
Common stock issued for debt	$652,973	$291,801
Common stock issued for acquisition	$-	$693,000
Goodwill acquired in acquisition	$-	$1,037,864
Related party payable acquired in acquisition	$-	$15,673
Account receivable acquired in acquisition	$-	$794
Prepaid expense acquired in acquisition	$10,494	$22,761
Inventory acquired in acquisition	$-	$230,690
PPE acquired in acquisition	$25,000	$3,324
Other receivable acquired in acquisition	$8,276	$1,192
Account payable and accrued liabilities acquired in acquisition	$(8,185)	$453,122
Note payable acquired in acquisition	$(14,302)	$-
Intangible acquired in acquisition	$260,689	$-
Contingent liabilities acquired in acquisition		$135,000
Note Payable issued for acquisition	$(300,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

BITZIO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, has an accumulated deficit of $26,645,556 and a net working capital deficit of $3,712,359. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements of Bitzio, Inc. (“Bitzio,” “we” or “us”) for the three and nine months ended September 30, 2015 and 2014 are not audited. Our consolidated financial statements are prepared in accordance with the requirements for unaudited interim periods, and consequently, do not include all disclosures required to be made in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2015 and our results of operations and cash flows for the three-month and nine-month periods ended September 30, 2015 and 2014. The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results for a full-year period. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”).

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

Revenue  Recognition

Revenues are recognized from the sale of the Company’s products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable, and the collection of the resulting receivable is reasonably assured.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are presented at their face amount, less an allowance for doubtful accounts, on the balance sheets. Accounts receivable consist of revenue earned and currently due from customers. We evaluate the collectability of accounts receivable based on a combination of factors. We recognize reserves for bad debts based on estimates developed using standard quantitative measures that incorporate historical write-offs and current economic conditions. As of September 30, 2015 and December 31, 2014, the outstanding balance allowance for doubtful accounts is zero.

The policy for determining past due status is based on the contractual payment terms of each customer, which are generally net 30 or net 60 days. Once collection efforts by the Company and its collection agency are exhausted, the determination for charging off uncollectible receivables is made.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. As of September 30, 2015, an inventory reserve had not been deemed necessary, and therefore, not recorded. As of September 30, 2015 and December 31, 2014, inventory consisted of $23,574 and $121,513 in finished goods, $0 and $79,923 in work in process and $191,588 and $17,980 in raw materials.

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

Shipping and Handling Costs

For product sales, shipping and handling costs are included as a component of general and administrative expenses. For the nine months ended September 30, 2015 and 2014, such expenses totaled $14,645 and $0, respectively.

Advertising Expense

The Company expenses marketing, promotions and advertising costs as incurred. For the nine months ended September 30, 2015 and 2014, such costs totaled $33,738 and $138,367, respectively. Such costs are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible preferred stock and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods for which there is a net loss, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 12,391,216,506 such potentially dilutive shares excluded for the three months ended September 30, 2015.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, and accounts receivable.

Derivative Liabilities

In connection with the Company’s Convertible Notes beginning in November 2013, the Company became contingently obligated to issue shares in excess of the 10 billion authorized by shareholders. Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability.

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

Recent Accounting Pronouncements

ASU 2015-03: In April 2015 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03 to simplify the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and premiums. The ASU also requires that the amortization of debt issuance costs be reported as interest expense. For public companies, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 (early adoption is permitted). The adoption of this ASU will impact the presentation of the Company’s financial statements in future periods should it be successful in raising funds.

ASU No. 2014-09: In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current generally accepted accounting principles (“GAAP”) and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement. However, it believes that there will be no material effect on the financial statements.

ASU No. 2014-15: In August 2014, FASB issued ASU No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements – Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU. However, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

ASU No. 2014-08: In April 2014, FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP.

Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment.

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations.

The amendments in ASU No. 2014-08 enhance convergence between GAAP and the International Financial Reporting Standards (IFRS). Part of the new definition of discontinued operation is based on elements of the definition of discontinued operations in IFRS 5, Non-Current Assets Held for Sale and Discontinued Operations.

The amendments in ASU No. 2014-08 are effective beginning the first quarter of 2015 for public organizations with calendar year ends. For most nonpublic organizations, it becomes effective for financial statements with fiscal years beginning on or after December 15, 2014. Early adoption is permitted.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Machinery and equipment	$29,471	$4,470
Computer and Furniture	1,404	1,404
Less: accumulated depreciation	$(6,708)	(3,150)
Total	$24,617	$2,724

NOTE 5 – ACQUISITIONS

On February 26, 2015, Lexi Luu entered into and closed under a securities purchase agreement to acquire 100% of all outstanding shares of Skipjack Dive and Dancewear, Inc. (Skipjack acquisition), in exchange for a 2% subordinate secured term note in the aggregate principal amount of $100,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 1,000,000 shares of common stock of the Company. This note is due on demand as of September 30, 2015.

On March 3, 2015, Lexi Luu entered into and closed under a securities purchase agreement to acquire 100% of all outstanding shares of Punkz Gear, Inc. (Punkz Gear acquisition), in exchange for a 2% subordinate secured term note in the aggregate principal amount of $200,000. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 2,000,000 shares of common stock of the Company. This note is due on demand as of September 30, 2015.

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

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets

On July 16, 2014, we entered into a sales purchase agreement in 100% acquisition of all outstanding shares of Lexi Luu. Designs. Bitzio paid 500,000,000 restricted common shares for this acquisition. Lexi Luu shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks. We accounted for the transaction as an equity purchase. Of the purchase price paid as of July 16, 2014 ($183,629) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $690,629. As of September 30, 2015, the net carrying amount is $273,414. This intangible assets will be amortized over life of 2 years, estimated remaining amortization expense for 2015 and 2016 are $87,038 and $186,376 respectively.

On July 18, 2014, we entered into a sales purchase agreement in 100% acquisition of all outstanding shares of E-motion Apparel. Designs. Bitzio paid 350,000,000 restricted common shares for this acquisition. E-motion Apparel shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn out upon hitting certain revenue benchmarks. We accounted for the transaction as an equity purchase. Of the purchase price paid as of July 18, 2014 ($26,235) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $74,235. As of September 30, 2015, the net carrying amount is $29,592. This intangible assets will be amortized over life of 2 years, estimated remaining amortization expense for 2015 and 2016 are $9,356 and $20,236 respectively.

In the Skipjack acquisition (see note 5), of the purchase price paid as of February 26, 2015 ($15,249) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $84,751. As of September 30, 2015, the net carrying amount is $59,674. This intangible assets will be amortized over life of 2 years, estimated remaining amortization expense for 2015, 2016, and 2017 are $10,681 and $42,492, and $6,501 respectively.

In the Punkz acquisition (see note 5), of the purchase price paid as of March 3, 2015 ($24,062) was allocated among the assets and liabilities and difference was taken to intangible assets in amount of $175,938. As of September 30, 2015, the net carrying amount is $125,085. This intangible assets will be amortized over life of 2 years, estimated remaining amortization expense for 2015, 2016, and 2017 are $22,173, and $88,210, and $14,702 respectively.

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets. Amortization expense was $104,877 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Estimated amortization expense for the intangible assets for the next five years consists of the following:

Year ending December 31,
2015	$129,248
2016	337,314
2017	21,203

NOTE   7 – RELATED PARTY TRANSACTIONS

Related party payables

At September 30, 2015, $5,717 was due to chief financial officer for an advance loan.

At September 30, 2015, $123,000 was due for services rendered by a company owned by Bitzio’s former chief executive officer. During 2013, the Company borrowed $150,000 from related party through a convertible promissory note bearing interest at 10% with a maturity date of January 1, 2014. The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at the lower of $0.05 per common share or 20% discount to market for last 30 trading days prior to the conversion. As of September 30, 2015, the Company had principal outstanding in the note of $150,000, and accrued interest of $41,221.

On February 26, 2015, the Company entered into and closed under a securities purchase agreement to acquire 100% of the outstanding shares of Skipjack Dive and Dancewear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $100,000 owed to chief executive officer. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 1,000,000 shares of common stock of the Company. As of September 30, 2015, the Company had principal outstanding in the note of $100,000.

On March 3, 2015, the Company entered into and closed under a securities purchase agreement to acquire 100% of the outstanding shares of Punkz Gear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $200,000 owed to chief executive officer. The note has a maturity date of September 30, 2015, and is convertible at the rate of $0.10 per share into 2,000,000 shares of common stock of the Company. As of September 30, 2015, the Company had principal outstanding in the note of $200,000.

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

Immediately thereafter, Factor Fund entered into eight Exchange Agreements with the Registrant. The Exchange Agreements provided that Factor Fund would surrender the eight convertible promissory notes and receive in exchange eight Amended and Restated Convertible Debentures (“A&R Debentures”). The principal amount of each A&R Debenture equaled approximately 128.3% of aggregate principal and accrued interest surrendered in exchange for the A&R Debenture. The primary terms of the A&R Debentures are

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

During the nine months ended September 30, 2015 $82,500 of principal was converted into 825,000,000 shares of the Company’s common stock. On February 26, 2015, the balance of the note of $534,888 was transferred to several note holders as following:

●	$267,444 was transferred to Five Nine Group LLC, During the nine months ended September 30, 2015 $108,560 of principal was converted into 1,085,559,500 shares of the Company’s common stock.

●	$267,444 was transferred to Flux Carbon Starter Fund LLC, of which $108,560 principal balance plus $16,440 accrued interest was transferred to Long Side Ventures LLC on June 4, 2015. During the nine months ended September 30, 2015 $65,592 of principal of Flux Carbon Starter Fund LLC was converted into 655,916,797 shares of the Company’s common stock, and $40,000 of principal of Long Side Ventures LLC was converted into 400,000,000 shares of the Company’s common stock.

All primary terms of the A&R Debentures stayed unchanged except the following:

●	The holder may convert the principal and interest accrued on the A&R Debentures into common stock at a conversion price equal to 100% of the average of the five (5) lowest closing market prices for the common stock for the sixty trading days preceding conversion, but may not convert into a number of shares that would result in the holder owning beneficially more than 4.99% of the Registrant’s outstanding shares.

The Company accounted for the transfer as an extinguishment of debt and recorded a loss on extinguishment of $509,476.

On May 5, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $32,500 to an accredited investor. The note has a maturity date of February 9, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the nine months ended September 30, 2015, the Company recorded an interest expense of $1,635. The Company accounted for the conversion feature as a derivative valued at $36,411, of which $32,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $3,911 was expensed immediately to interest expense. As of September 30, 2015, the note and accrued interest was fully repaid.

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

On February 26, 2015, the balance of the note of $650,000 was transferred to Five Nine Group LLC and Flux Carbon Starter Fund LLC. On June 23, 2015, $40,000 principal balance of 325,000 was transferred from Flux Carbon Starter Fund LLC to an individual. All primary terms of the A&R Debentures stayed unchanged except the following:

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

On August 20, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $20,500 to an accredited investor. The note has a maturity date of May 15, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the nine months ended September 30, 2015, the Company recorded an interest expense of $606. The Company accounted for the conversion feature as a derivative valued at $31,689, of which $20,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $11,189 was expensed immediately to interest expense. As of September 30, 2015, the note and accrued interest was fully repaid.

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

At origination, the Company valued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 1.00 and 2.02 years, risk free rates of between 0.18 and 0.27 percent, and annualized volatility of between 149% and 172%. At September 30, 2015, the Company revalued the conversion features using the following assumptions: dividend yield of zero, years to maturity of between 0.25 and 1.59 years, risk free rates of 0.08 to 0.64 percent, and annualized volatility of between 279 and 390 percent and determined that, during the nine months ended September 30, 2015, the Company’s derivative liability decreased by $2,920,445 to $886,723. The Company recognized a corresponding gain on derivative liability in conjunction with this revaluation.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Since May 15, 2014, E-motion leases its office space on a month-to-month basis at a fixed rate of $1,750 per month. Lexi Luu leases its office space since June 15, 2014, at a rate of $2,099 per month, with an increase to $2,162 per month starting September 1, 2015, and to $2,227 starting September 1, 2016. The agreement provides for $0 rent payment for the months of June 2014, July 2015 and August 2015. Expiration date of the lease agreement is September 14, 2017.

NOTE 11 – NOTES  PAYABLE

From February to April 2014, the Company entered into a marketing agreement with Echo Factory, Inc. The agreement provides that the Company will issue three promissory notes to Echo Factory in an amount equal to $7,500 for service provided on February 14, March 14 and April 14, 2014. The Promissory Note shall have 12 month term and bear 8% interest and be unsecured. As of September 30, 2015, the Company had principal outstanding in the promissory note of $22,500, and accrued interest of $2,752.

During 2012, the Company borrowed $55,000 through an unsecured promissory note bearing interest at 10% with a maturity date of March 10, 2014. During 2013, the Company borrowed additional $43,214, and converted $8,062 into 8,062,000 shares of common stock. As of September 30, 2015, the Company had principal outstanding in the promissory note of $90,152, and accrued interest of $27,545.

On June 4, 2012, Bitzio, Inc. and ACT entered into a share purchase agreement wherein Bitzio acquired all of the issued and outstanding member’s equity in exchange for 3,300,000 Series A Convertible Redeemable Preferred shares of the Company. On February 22, 2013, the two parties agreed to unwind the transaction by Bitzio returning the ACT shares acquired and ACT returning the Bitzio preferred share consideration for cancellation. In addition, Bitzio agreed to pay an aggregate of 147,000 Euros ($194,447 USD) to ACT. The Company re-measured the amount due in U.S. dollars as of September 30, 2015 and recorded a gain on foreign currency transaction of $13,803. The amount due as of September 30, 2015 is $164,082.

On March 1, 2013, Lexi-Luu borrowed $20,000 through an unsecured promissory note bearing interest 36%, due on demand. As of September 30, 2015, the Company had principal outstanding in the promissory note of $20,000 and accrued interest of $18,600.

On July 1, 2013, Lexi-Luu borrowed $10,000 through an unsecured promissory note bearing interest $1,076 maturity date of January 1, 2014. This note is currently at default, and bearing 45% interest. As of September 30, 2015, the Company had principal outstanding in the promissory note of $ 5,128 and accrued interest of $4,097.

On March 20, 2015, Lexi-Luu borrowed $10,100 through an unsecured promissory note bearing interest 20% starting from April 1, 2015, due on demand. As of September 30, 2015, the Company had principal outstanding in the promissory note of $10,100 and accrued interest of $1,010.

On September 30, 2015, the Company borrowed $66,000 through a promissory note from a third party bearing 6% interest, with a 50% debt discount and a maturity of 5 years. As of September 30, 2015, the Company had principal outstanding in the promissory note of $66,000, and accrued interest of $11. $452 of the debt discount was amortized during nine months ended September 30, 2015.

On September 30, 2015, the Company borrowed $11,999 through a promissory note from a third party bearing 6% interest, with a 50% debt discount and a maturity of 5 years. As of September 30, 2015, the Company had principal outstanding in the promissory note of $11,999, and accrued interest of $2. $82 of the debt discount was amortized during nine months ended September 30, 2015.

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

Series A Preferred Stock

As of September 30, 2015 and December 31, 2014, there were 2,043,120 shares of Series A Convertible Redeemable Preferred Stock issued and outstanding. The shares have the following provisions:

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

The Company will have the right to redeem the Series B Preferred Stock for a payment of $1.50 per share.

On November 18, 2013 the Company sold 500,000 shares of Series B Preferred Stock to 112359 Factor Fund, LLC (“Factor Fund”) for a total of $250,000. The Company and Factor Fund also agreed that in each of the five months commencing February 2014 Factor Fund will purchase an additional 100,000 shares of Series B Preferred Stock for $50,000 - i.e. a total of 500,000 shares sold during those five months for a total of $250,000. During the year ended December 31, 2014, Factor Fund purchased 500,000 additional shares of Series B Preferred Stock for $250,000

Designation and Sale of Series C Preferred Stock

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

During the nine months ended September 30, 2015 the Company issued 15,750 shares of Series D preferred shares in exchange for the return of 157,500,000 shares of its common stock. Subsequently, on May 28, 2015, 15,750 shares of Series D preferred shares were converted back into 157,500,000 shares of common stock. As of September 30, 2015 0 shares of Series D preferred stock were outstanding.

NOTE 13 – COMMON STOCK

On January 13, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 250 million to 2 billion. On September 12, 2014 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 2 billion to 4.2 billion. On April 9, 2015 the Company filed with the Nevada Secretary of State a Certificate of Amendment to Articles of Incorporation. The Certificate of Amendment increased the number of authorized shares of common stock from 4.2 billion to 10 billion. There were 7,320,754,217 shares issued and outstanding as of September 30, 2015. The activity surrounding the issuances of the Common Stock is as follows:

During the nine months ended September 30, 2015 the Company issued 3,493,226,298 shares in conversion of notes payable of $288,256, and 1,036,333,333 shares for accrued salaries.

NOTE 14 – STOCK OPTIONS AND WARRANTS

The following table summarizes all stock option and warrant activity for the nine months ended September 30, 2015:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding, December 31, 2014	14,588,616	$0.35
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(744,000)	$0.40
Balance outstanding, September 30, 2015	13,844,616	$0.35
Exercisable, September 30, 2015	13,844,616	$0.35

The following table discloses information regarding outstanding and exercisable options and warrants at September 30, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Remaining Weighted Average Contractual Term (Years)	Number of Option Shares	Weighted Average Exercise Price
$ 0.20 - $0.29	2,000,000	0.20	1.17	2,000,000	0.20
$ 0.30 - $0.39	11,774,616	0.37	0.97	11,774,616	0.37
$ 0.40 - $0.50	70,000	0.40	1.25	814,000	0.40
	13,844,616	0.33	1.00	13,844,616	0.33

NOTE 15 – FAIR VALUE MEASUREMENTS

Our financial assets and (liabilities) carried at fair value measured on a recurring basis as of September 30, 2015 and December 31, 2014 consisted of the following:

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(886,723)	$—	$(886,723)	$—

Fair Value Measurements Using
	Total Fair	Quoted prices in	Significant other	Significant
	Value at	active markets	observable inputs	Unobservable inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)

Derivative liability (1)	$(3,212,200)	$—	$(3,212,200)	$—

(1) The derivative is calculated using the Black Scholes Pricing Model

NOTE 16 – CONCENTRATION OF RISK

For the nine months ended September 30, 2015, we derived approximately 32 % of our sales from contracts with three customers. Our standard contract with customers is for an initial one year term, and renews automatically for successive one-month terms, unless either party terminates upon 30 days’ written notice to the other party.

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

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenues

For the three months ended September 30, 2015, we had revenues of $117,549, compared to $207,804 for the three months ended September 30, 2014. Sales decreased in 2015, mainly due to declining orders from our top customer, and lack of capital to boost sales.

The following table shows the contribution to revenue of our subsidiaries:

	Q3 2015 Revenue	% of Total Revenue
E-Motion Apparel	$49,372	42%
Lexi Luu Designs	$62,509	53%
Cleo VII	$-	-%
Skipjack	$220	1%
Punkz Gear	$5,448	4%

Cost of Revenue

For the three months ended September 30, 2015, our cost of revenue was $75,272, compared to $48,696 for the three months ended September 30, 2014. Gross profit was $42,277 and $159,108 for the three months ended September 30, 2015 and 2014, respectively. The decrease of $116,831 in gross profit is due to decreased sales. The gross profit margin decrease from 77% for three months ended September 2015 to 36% for three months ended September 2014 is due to increased costs of production labor.

Operating Expenses

The primary component of our operating expenses for the three months ended September 30, 2015 consisted of general and administrative expenses of $319,799. During the three months ended September 30, 2014, our general and administrative expenses totaled $186,843. General and administrative expenses increased by $132,936 mainly due to the amortization of intangible assets and prepaid management wages related to newly acquired subsidiaries.

The remainder of our operating expenses for the three months ended September 30, 2015 consisted of professional fees of $22,554. During the three months ended September 30, 2014, our professional fees totaled $94,842. Professional fees fell year-to-year due to the change in our business plan and management practices.

Loss from Operations

Due to our significant increase in general and administrative expenses, our loss from operations increased from $122,577 for the three months ended September 30, 2014 to $300,056 for the three months ended September 30, 2015.

Other Expense

During the three months ended September 30, 2015 we incurred interest charges of $48,593 as a result of financing transactions during the period. Our interest expense for the three months ended September 30, 2014 was $270,660. The decrease is attributable to the initial valuation of convertible debt.

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging , as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a derivative liability for the calculated value. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. During the three months ended September 30, 2015, we recorded a gain of $96,557, as the value of our derivative liabilities decreased by that amount. During the three months ended September 30, 2014, we recorded a gain of $440,137, as the value of our derivative liabilities decreased by that amount.

During the three months ended September 30, 2015 we incurred foreign currency transaction loss of $118, compared to gain of $15,611 during the three months ended September 30, 2014. We also incurred loss on extinguishment of debt of $0 for the three months ended September 30, 2015, compared to loss on extinguishment of debt of $39,928 during the three months ended September 30, 2014.

We acquired a 51% ownership interest in Cleo VII, Inc. The net loss attributable to non-controlling interest of $7,350 and $14,700 reflects operations in Cleo VII, Inc. attributable to the non-controlling interest holder for the three months ended September 30, 2015 and 2014, respectively.

Net Loss

As a result of the foregoing, during the three months ended September 30, 2015, we recorded a net loss of $252,210 compared to a net income of $22,583 for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenues

For the nine months ended September 30, 2015, we had revenues of $339,008, compared to $295,058 for the nine months ended September 30, 2014. Sales grew in 2015, as a result of the acquisitions as described above.

The following table shows the contribution to revenue of our subsidiaries:

	Nine months 2015 Revenue	% of Total Revenue
E-Motion Apparel	$121,633	36%
Lexi Luu Designs	$196,510	58%
Cleo VII	$-	-%
Skipjack	$4,497	1%
Punkz Gear	$16,368	5%

Cost of Revenue

For the nine months ended September 30, 2015, our cost of revenue was $214,800, compared to $48,696 for the nine months ended September 30, 2014. Gross profit was $124,208 and $246,362 for the nine months ended September 30, 2015 and 2014, respectively. The gross profit margin decrease from 83% for the nine months ended September 2014 to 37% for three months ended September 2015 is due to increased costs of production labor.

Operating Expenses

The primary component of our operating expenses for the nine months ended September 30, 2015 consisted of general and administrative expenses of $1,054,871. During the nine months ended September 30, 2014, our general and administrative expenses totaled $407,249. General and administrative expenses increased by $647,622 mainly due to the amortization of intangible assets and management prepaid wage related to newly acquired subsidiaries.

The remainder of our operating expenses for the nine months ended September 30, 2015 consisted of professional fees of $126,709. During the nine months ended September 30, 2014, our professional fees totaled $456,421. Professional fees decrease due to the change in our business plan and management practices.

Loss from Operations

Due to our significant increase in general and administrative expenses, our loss from operations increased from $617,308 for the nine months ended September 30, 2014 to $1,057,372 for the nine months ended September 30, 2015.

Other Expense

During the nine months ended September 30, 2015 we incurred interest charges of $540,415 as a result of financing transactions during the period. Our interest expense for the nine months ended September 30, 2014 was $613,610.

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a derivative liability for the calculated value. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. During the nine months ended September 30, 2015, we recorded a gain of $2,920,445, as the value of our derivative liabilities decreased by that amount. During the nine months ended September 30, 2014, we recorded a gain of $278,879, as the value of our derivative liabilities increased by that amount.

During the nine months ended September 30, 2015 we incurred a foreign currency transaction gain of $13,803, compared to $16,729 during the nine months ended September 30, 2014. We also incurred loss on extinguishment of debt of $977,876 and $42,778 for the nine months ended September 30, 2015 and 2014, respectively.

We acquired a 51% ownership interest in Cleo VII, Inc. The net loss attributable to non-controlling interest of $22,050 and $19,894 reflects operations in Cleo VII, Inc. attributable to the non-controlling interest holder for the nine months ended September 30, 2015 and 2014, respectively.

Net Loss

As a result of the foregoing, during the nine months ended September 30, 2015, we recorded a net income of $358,585 compared to a net loss $978,088 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our principal need for liquidity have been to fund operating losses, working capital requirements, acquisitions, and debt service. Unfortunately, at September 30, 2015 we had low liquidity, with current assets consisting of $60 in cash, $215,808 in prepaid expenses, $215,162 in inventory, and $6,690 in accounts receivable. We expect that working capital requirements will continue to be our principal need for liquidity over the near term. Working capital requirements are expected to increase as a result of our anticipated growth, both organically and through future acquisitions. Accordingly, we will be working aggressively to secure sources of financing.

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

Cash Used in Operations

Our net cash used in operating activities was $172,061 for the nine months ended September 30, 2015, compared to $291,191 for the nine months ended September 30, 2014. The increase of $360,752 in prepaid expense for nine months ended September 30, 2015 from $5,435 for  the nine months ended September 30, 2014, is related to the valuation of customer relations for acquisitions. Loss on extinguishment of debt is $977,876 and $42,778 for nine months ended September 30, 2015 and 2014, the increase changes is related to several debt assignments. The net changes in accounts payable and accrued payable is $75,903 for the nine months ended September 30, 2015 compared to $384,896 for the nine months ended September 30, 2014, which included increases liabilities related to consulting expense during nines months ended September 30, 2014 and liabilities related to Lexi Luu acquisition.

Cash Used in Investing Activities

Our net cash used by investing activities was $0 and $116,382 for the nine months ended September 30, 2015 and 2014.

Cash Provided by Financing Activities

Our net cash provided by financing activities was $150,263 for the nine months ended September 30, 2015, compared to $406,050 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, our cash provided by financing activities consisted primarily of proceeds from convertible notes payable of $120,000 and $39,000 from notes payable.

Contractual obligations and other commitments

The following table summarized our contractual obligations as of September 30, 2015, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Payments due by period
	Total	Less than 1 Year	1-2 Years	3-4 Years	5+ Years
Related party debts	$619,938	$619,938	$-	$-	$-
Notes payable	347,651	347,651	-	-	-
Convertible notes	931,939	931,939	-	-	-
Total	$1,899,528	$1,899,528	$-	$-	$-

Off-balance sheet arrangements

As of September 30, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms. The evaluation disclosed the following material weaknesses in our disclosure controls and procedures:

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

There are presently no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(a)(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2015 the Company issued 1,141,476,297 shares in conversion of notes payable of $214,151.

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

Bitzio, Inc.

Dated: November 20, 2015	By:	/s/ Hubert Blanchette
	Name:	Hubert Blanchette, Chief Executive Officer

Dated: November 20, 2015	By:	/s/ Marilu Brassington
	Name:	Marilu Brassington, Chief Financial and Accounting Officer

