Form 10-K
period 2015-12-31
Bitzio, Inc.
filed 2016-05-27
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

COMMISSION FILE NO.: 000-51688

BITZIO, INC.

(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

9186 Independence Avenue, Chatsworth, CA 91311	91306
(Address of principal executive offices)	(Zip Code)

(818) 775-0339

(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.	Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the prior 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	Yes	[ ]	No	[X]

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

As of June 28, 2015 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $516,000.

As of May 23, 2016, there were 7, 720,704,217 shares of common stock outstanding.

BITZIO, INC.

ANNUAL REPORT ON FORM 10K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

CONVENTIONS USED IN THIS REPORT

In this Annual Report on Form 10-K, the terms “we,” “our,” “us,” “Bitzio”, or the “Company” refer to Bitzio, Inc., and its subsidiaries on a consolidated basis. The term “Bitzio, Inc.” refers to Bitzio, Inc. on a standalone basis only, and not its subsidiaries. The following is a list of the acronyms and other naming conventions used in this report, unless otherwise specified:

CARB	refers to the Air Resources Board of the California Environmental Protection Agency;

USEPA	refers to the U.S. Environmental Protection Agency;

EIA	refers to the U.S. Energy Information Association;

NBB	refers to the National Biodiesel Board;

RFA	refers to the Renewable Fuels Association;

RFS or RFS2	refers to the Renewable Fuel Standard published by the EPA

TJPC	refers to The Jacobsen Publishing Company;

TNS	refers to the Trade News Service;

USDA	refers to the U.S. Department of Agriculture;

SEC	refers to the U.S. Securities and Exchange Commission;

MMGY	refers to million gallons per year;

BGY	refers to billion gallons per year;

Btu	refers to British thermal units;

MMBtu	refers to million British thermal units; and,

gCO2	refers to grams of carbon dioxide.

MARKET AND INDUSTRY DATA FORECASTS

This document includes data and forecasts that the Company has prepared based, in part, upon information obtained from industry publications. Third-party industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. In particular, we have based much of our discussion of the biodiesel and ethanol industries, including government regulation relevant to the industry, on information published by the NBB, the national trade association for the U.S. biodiesel industry, and the RFA, the national trade association for the U.S. corn ethanol industry. Each is a trade organization for their respective industry and they may present information in a manner that is more favorable than would be presented by an independent source. We have also used data and other information in this document that was published by the TNS, TJPC, the EIA, the USEPA, the USDA, and CARB. Forecasts in particular are subject to a high risk of inaccuracy, especially forecasts projected over long periods of time.

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements”. We make certain forward-looking statements in this Annual Report on Form 10-K and in documents that are incorporated herein by reference. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect our management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause our actual results to differ include:

-	the volatility and uncertainty of commodity prices;

-	operational disruptions at ethanol production facilities;

-	the costs and business risks associated with developing new technologies;

-	our ability to develop and commercialize our technologies;

-	the impact of new, emerging and competing technologies on our business;

-	the possibility of one or more of the markets in which we compete being impacted by political, legal and regulatory changes or other external factors over which they have no control;

-	the effects of mergers and consolidations in the biofuels industry and unexpected announcements or developments from others in the renewable fuels industry;

-	our reliance on key management personnel;

-	changes in or elimination of governmental laws, tariffs, trade or other controls or enforcement practices;

-	limitations and restrictions contained in the instruments and agreements governing our indebtedness;

-	our ability to raise additional capital and secure additional financing;

-	our ability to implement additional financial and management controls, reporting systems and procedures and comply with Section 404 of the Sarbanes-Oxley Act, as amended; and

-	other risks referenced from time to time in our filings with the SEC and those factors listed in this Annual Report on Form 10-K for the year ended December 31, 2015 under Item 1A, Risk Factors.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this report or in any document incorporated by reference might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1	BUSINESS

OVERVIEW

Bitzio, Inc. (“we,” “our,” “us,” or the “Company”), develops and commercializes clean technologies that facilitate the more efficient use of natural resources. We are focused on doing so primarily in three sectors: agriculture, energy and lifestyle.

The Company’s portfolio of patented and patent-pending technologies covers oil extraction and refining, renewable fuels and chemicals, solar energy and fuels, energy and chemical detection, wearables and consumer products, among others. Our plan to bring our technologies to market involves utilization of strategically-relevant infrastructure in targeted channels.

We generate revenue today from our efforts in agriculture, where we license commercially-available technologies to U.S. ethanol producers, and provide our licensees with success-driven, value-added services and other solutions based upon our expertise, know-how, technologies, and patent position.

We also generate sales in our lifestyle group by producing and selling activewear and other apparel for women and children, an important early-adopter market for wearable technologies that we are developing. In addition, we are evaluating a number of investments and acquisitions in each of our targeted sectors, each with a view toward internalizing additional revenue, management, and infrastructure that we can leverage to bring our technologies to market.

On December 31, 2015, we acquired an 80% interest in GreenShift Corporation (“GreenShift”), the operations of which comprised all of our efforts in our agriculture group during 2015. We accounted for that transaction on the basis that the Company and GreenShift were under common control, and accordingly consolidated the results of GreenShift’s operations with ours for the full year ended December 31, 2015.

Our Technologies

About one pound of ethanol is produced from three pounds of corn through the process of fermentation. The output of fermentation contains ethanol, water, protein, fiber and corn oil. This mixture is distilled to boil off the ethanol for purification in a molecular sieve, leaving the remainder of the mixture in the bottom of the distillation stage. The distillation bottom, or the whole stillage, is conventionally subjected to mechanical and then thermal dewatering to produce a co-product called distillers grain.

Our patented and patent-pending corn oil extraction technologies bolt-on to the back end of the dry mill ethanol production process, where they intercept the flow of the whole stillage at various points downstream of the distillation equipment and before final dewatering. We condition the stillage, extract the oil, and return the flow back to the production process of the host ethanol producer. The extracted oil is then stored and shipped for refining. We are developing additional technologies with a view towards separation and extraction of additional valuable co-products from the de-oiled portion of the flow after oil extraction.

Our extraction technologies enable licensed ethanol producers to increase sales with a new co-product while decreasing production costs. Increasing profitability and diversifying cash flows decreases risk by partially insulating licensed producers from the commodity price volatility they face. These benefits collectively converge to provide our licensees with a significant competitive advantage as compared to producers that have not licensed our patented and patent-pending corn oil extraction technologies.

We are also developing apparel-based applications for our patent pending solar energy conversion technologies. Our objective in doing so is to utilize ambient radiation to provide power for garments and other electronic devices, with an initial emphasis on activewear.

Our Competitive Strengths

We believe that we have developed a core competency in technology research, development and commercialization, and that we have significant expertise and know-how in the design, integration and operation of our technologies. Our expertise, know-how, technologies and patent position collectively comprise our primary competitive strength, and form the basis for the value-added solutions that we offer our clients.

We generate most of our revenue from royalties that are tied to extracted corn oil sales. Our success is based on the ongoing production and sale of oil by our licensees, at the least cost and for the highest value. In contrast to our competitors, we generate sales when our licensees make money from using our technologies. We believe that our royalty model provides us with a natural and competitively important incentive to ensure that our licensees design, deploy and operate the best extraction system for their specific needs and goals.

Competition

Our extraction technologies remove the oil at the back of ethanol production facilities, after production and removal of ethanol. Our view is that retrofitting the front end of the dry mill process introduces unnecessary risk. We believe that interrupting the flow of starch is not the answer; there are cheaper, intrinsically better ways of getting more out of starch that do not risk the host facility’s ability to produce ethanol. The cheaper, better, safer path is to intercept, streamline and upgrade the co-product flow at the back end – after the ethanol has been removed and sold.

Our preferred corn oil extraction system design uses components and equipment that have proven to maximize yield with less than 1% down time. A number of equipment suppliers offer different components and equipment to ethanol producers for use in a manner which we feel infringes our patented extraction technologies, while not having the capabilities and advantages of our preferred system design.

We have initiated several infringement actions involving suppliers and ethanol producers (see Note 10, Commitments and Contingencies, below, to our Consolidated Financial Statements). Executing a business model based on licensing requires us to invest in the protection of our intellectual property rights and the prosecution of infringement. We believe that litigation will be necessary, not to disrupt the availability of corn oil extraction technology, but rather to maximize its use by as many producers as possible on fair terms; to protect the competitive advantage of our licensees; to deter infringement; and, to ensure that we receive reasonable compensation for our proprietary technologies.

Our lifestyle group has historically focused on acquiring, promoting and marketing a portfolio of consumer apparel brands. Our brands are subject to competition from various domestic and foreign brands. Each brand has competitors within each of its specific distribution channels that span a broad variety of product categories. These competitors have the ability to compete in terms of fashion, quality, price and/or advertising. We also compete with traditional apparel and consumer brand companies and with other brand management companies for acquisitions.

Intellectual Properties

The Company’s subsidiaries hold a number of patents, patent applications and trademarks. GreenShift and GreenShift — Natural Solutions are registered trademarks of GreenShift Corporation, our majority owned subsidiary. We protect our intellectual properties through a combination of patents, patent applications, license and distribution agreements, common law copyrights and trade secrets. GS CleanTech Corporation, a subsidiary of GreenShift, holds patents numbered 7,601,858; 7,608,729; 8,008,516; 8,008,517; 8,283,484, 8,168,037, 8,679,353 and pending patents numbered 14/080,071, 13/450,997, 13/185,841, and 11/908,891 related to corn oil extraction (the ‘997, ‘841, and ‘891 applications were allowed by the U.S. Patent and Trademark Office in December 2014). The first of these oil extraction patents does not expire until 2027. We have also filed a number of patent applications for other technologies.

In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. In December 2014, the U.S. Patent and Trademark Office allowed three new corn oil extraction patent applications (U.S. Patent Application Nos.: 11/908,891, 13/185,841 and 13/450,997). Each application was examined and considered patentable by a different patent examiner, after each had considered the summary judgment decision. We cannot speak to the significance of the conflicting determinations. However, under applicable standards, a patent is not invalid until and unless a final judgment of invalidity is rendered after all available appeals have been exhausted. We believe in our intellectual property rights and the system of checks and balances designed to protect those rights – both in the patent office and the courts, and we will appeal the summary judgment ruling once the ruling is ripe for appeal, which we expect to occur during 2016. Diversification is important to mitigate the risk that we may not prevail in our ongoing patent infringement litigation. To that end, we will continue to develop and license systems based on our core technologies, including our remaining patents both old and new.

All of our technical employees enter into confidentiality, non-competition and invention assignment agreements. We also require our vendors, customers and others to enter into confidentiality agreements of varying scope and duration prior to being given access to our proprietary information regarding our technologies. There can be no assurance, however, that such measures will be adequate to fully protect our technologies.

Environment, Health And Safety Matters

Our design, engineering, licensing, installation, commissioning and maintenance services are subject to various federal, state and local environmental, health and safety laws and regulations, which require a standard of care to control potential pollution and limit actual or potential impacts to the environment and personnel involved. GreenShift has had no releases to the environment and no lost-time or recordable injuries in its history.

While our engineering and installation work regularly exceeds health, safety and environment requirements, a violation of these laws and regulations, or of permit conditions, can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns. We do not anticipate a material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements. Operating expenses to meet regulatory requirements, including all environmental permits, will be an integral part of service costs. Costs for compliance with environmental laws include safety and health protection measures, controls limiting air emissions and effluent discharges, emergency response capabilities, storm water management, recordkeeping and training. We often assist our customers in environment, health and safety compliance issues, including new requirements concerning greenhouse gas emissions. It may not be possible to completely segregate our environment, health and safety responsibilities from those of our customers.

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

Contingencies

Under GreenShift’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. The deductible per occurrence for environmental impairments is $2,500. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence with a $5,000,000 umbrella. We also carry professional liability, pollution, auto and worker’s compensation insurances.

Employees

We currently have 13 full-time employees. In addition to its executive officers, we employs sales personnel, staff engineers, process managers, maintenance managers, administrative personnel and general facility technicians. There is no union representation for any of our employees.

ITEM 1A	RISK FACTORS

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

There are many important factors that have affected, and in the future could affect, our business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict.

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

Because the holder of our Series F Preferred Stock controls the majority of our shareholders’ voting power, it has the ability to control matters affecting our shareholders.

Our majority shareholder, FLUX Carbon Corporation (“FCC”), an entity owned by our chief executive officer, Kevin Kreisler, controls 80% of the Company’s voting power, and has the ability to cast the majority of the votes at any meeting of our shareholders or to provide written consents of the majority of our shareholders. As a result, FCC has the ability to control matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because it controls such shares, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by FCC could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

RISKS FACTORS RELATING TO OUR FINANCIAL CONDITION

Our external auditors have included an explanatory paragraph in their audit report raising substantial doubt as to the Company’s ability to continue as a going concern due to the Company’s history of losses, working capital deficiency and cash position.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a loss from operations of $1,682,011 for the year ended December 31, 2015. As of December 31, 2015, the Company had $1,929,832 in cash, and current liabilities exceeded current assets by about $17.3 million, which included derivative liabilities of $11,185,625 and $4,018,696 in convertible debentures and $3,730,000 in convertible notes, both net of discount. None of these items are required to be serviced out of the Company’s regular cash flows. The $2.5 million paid by the Company’s parent, Bitzio, Inc. (“Bitzio”), to the Company was drawn from a loan of $2.9 million made to Bitzio by TCA Global Credit Master Fund, LP (“TCA”). The loan was made on December 31, 2015, pursuant to a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), under which TCA may lend to Bitzio up to $5.0 million. The Company and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA. In the Guaranty Agreement, the Company and each of its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all of its assets to secure the guaranty to TCA. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

The resale of shares acquired by our lenders is likely to reduce the market price of our common stock. We may be required to amend our certificate of incorporation to again reverse split our common stock.

Our lenders own convertible debentures issued by the Company, which permit our lenders to acquire Company common stock and resell it to the public. At the current market price, our lenders could collectively convert their debentures into over 90% of our outstanding common stock. It is likely that resale of shares by our lenders will continue to reduce the market price for our common stock and cause substantial dilution. It is possible, therefore, that reverse stock splits will be required in the future.

Existing shareholders may experience significant dilution from our issuance of shares to repay amounts due to holders of loans that are convertible into our common stock.

The issuance of shares on conversion of the convertible debentures held by our lenders will have a dilutive impact on our stockholders. As a result, if we achieve profitable operations in the future, our net income per share will be reduced because of the dilution, and the market price of our common stock could decline. In addition, the lower our stock price is, the more shares of common stock we will have to issue as the debentures are converted on the basis of the contemporaneous market price. If our stock price is lower, then our existing stockholders would experience greater dilution.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of December 31, 2015, our total debt and accrued interest was about $14.9 million. Our level of debt could have significant consequences to our shareholders, including the following:

-	requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

-	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

-	limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

-	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

-	increasing our vulnerability to both general and industry-specific adverse economic conditions;

-	being at a competitive disadvantage against less leveraged competitors;

-	being vulnerable to increases in prevailing interest rates;

Our ability to make scheduled payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to the liquidity of our ethanol producers. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in an additional default on our debt obligations.

Our current indebtedness and any future indebtedness could adversely affect our business and may restrict our operating flexibility. We may be forced to incur additional indebtedness in the future.

Our existing debt agreements restrict our ability to incur additional debt. Our inability to incur additional debt could adversely affect our business and restrict our operating flexibility. While we have no current plans to do so, it is likely that the terms of any such new debt financing would include customary financial and other covenants, including liens on our subsidiaries and significant assets.

If our cash flow proves inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing and future debt at terms unfavorable to us.

Our ability to make payments on and refinance our debt and to fund our operations and capital expenditures will depend on our ability to generate substantial operating cash flow. If our cash flows prove inadequate to meet our debt service obligations for future debt financings, we may be required to refinance all or a portion of our existing or future debt, to sell assets or to obtain additional financing. We cannot assure that any such refinancing or that any such sale of assets or additional financing would be possible on favorable terms, or at all. If we raise additional equity or equity-related securities in the future, it may be dilutive to holders of our common stock.

Future sales of shares of our common stock or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock, the value of our debt securities and our ability to raise funds in new equity offerings.

In the future, we will issue additional common stock, preferred stock or securities convertible into or exchangeable for common stock. Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, and will more than likely have an adverse effect on prevailing trading prices of our common stock and the value of our debt securities and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock or the value of our debt securities.

Our common stock qualifies as a “penny stock” under SEC rules which may make it more difficult for our stockholders to resell their shares of our common stock.

Our common stock is listed for quotation on the OTC market. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it were listed on a stock exchange or quoted on the NASDAQ Global Market or the NASDAQ Capital Market. Because our common stock does not trade on a stock exchange or on the NASDAQ Global Market or the NASDAQ Capital Market, and the market price of the common stock is less than $5.00 per share, the common stock qualifies as a “penny stock.” SEC Rule 15g-9 under the Securities Exchange Act of 1934 imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination on the appropriateness of investments in penny stocks for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock affects the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

We will be quoted on the OTC Pink market for the immediate future.

We currently do not meet the eligibility requirements for listing on the OTCQB, NASDAQ Stock Market or the NYSE MKT. Until we meet those standards and are accepted into the OTCQB or NASDAQ Stock Market, or unless we are successful in securing a listing on the NYSE MKT or some other exchange, our common stock will be quoted only on the OTC Pink. Such a listing is considered less prestigious than an OTCQB, NASDAQ Stock Market or an exchange listing, and many brokerage firms will not recommend OTC Pink stocks to their clients. This situation may limit the liquidity of your shares.

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price paid for shares, depending on many factors, most of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following: stock dilution, price and volume fluctuations in the overall stock market from time to time; significant volatility in the market price and trading volume of securities traded on the OTC Pink; and, actual or anticipated changes in our earnings or fluctuations in our operating results.

RISKS RELATING TO ECONOMIC CONDITIONS AND THE FINANCIAL MARKETS

The market for renewable energy sources is undetermined, and may not be adequate to sustain prices at a profitable level.

We are involved in the development of renewable energy and we provide products and services to companies involved in the production of renewable energy. Success will depend on the level of market acceptance of renewable energy sources. The marketing of renewable energy sources on a national scale is a phenomenon new to this decade. The portion of U.S. energy represented by renewable energy sources is still small. It is not possible to predict with assurance how large the market for renewable energy sources will become. If it has not developed to a sufficient breadth when our licensees are ready to market product, the price at which renewable energy can be sold will be limited, which may make it impossible for us or one or more of our subsidiaries to operate profitably.

Our licensees rely on cash generated from operations and external financing to finance the operations of their business.

Continued volatility in capital markets reduces availability of capital for the ethanol industry. Volatility in the commodities market could affect our licensees’ cash position and ability to access lines of credit. Our financial results are dependent on the ability of our licensees to profitably operate their businesses and overall commodity market conditions.

Commodity price volatility could adversely affect the ability of our licensees and other producers to operate profitably.

Corn ethanol producers are generally unable to pass along increased corn costs to their customers since ethanol competes with fossil fuel and other fuels that are not derived from corn. At certain levels, corn prices may make ethanol uneconomical to produce. Corn supplies and prices could be adversely affected by rising prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets, or damaging growing conditions such as plant disease or adverse weather.

The prices for and availability of natural gas are subject to volatile market conditions. These market conditions often are affected by factors beyond our control, such as weather conditions, overall economic conditions, and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of natural gas could impair the ability of ethanol producers to manufacture ethanol.

Ethanol producer revenues are dependent on market prices for ethanol, which can be volatile as a result of a number of factors, including the availability and price of competing fuels, the overall supply and demand for ethanol and corn, the price of gasoline and corn, and the level of government support. Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply of and demand for gasoline. The financial position of ethanol producers may be materially harmed if the demand for, or the price of, gasoline decreases. Conversely, a prolonged increase in the price of, or demand for, gasoline could lead the U.S. government to relax import restrictions on foreign ethanol that currently benefit ethanol producers.

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease, as they are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. The price ethanol producers may receive for distillers grain may not rise as corn prices rise, thereby lowering the contribution of distillers grain to an ethanol producer’s profits.

Volatility in the price for the corn oil produced by our licensees could adversely affect our profitability.

Our business is highly impacted by commodity price volatility, primarily in the market for corn oil. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities. Any such decreases may adversely affect our results of operations and financial position.

RISKS ATTENDANT TO OUR BUSINESS

If we receive an adverse decision in our current intellectual property litigation, our prospects for achieving profitable operations will be seriously diminished.

In October 2014, the District Court in Indiana ruled in favor of the defendants on their motions for partial summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. We do not believe the decision is supported in the law, and we intend to appeal the decision. Nevertheless, if we are unable to successfully appeal the summary judgment ruling or otherwise settle the infringement matter, it would have a significant negative impact on our ability to be a going concern.

We are a developing company with a history of net losses, and we may not achieve or maintain profitability.

We have had a history of operating losses, and may in the future incur operating losses which could be substantial. Although our current licenses may provide sufficient revenue to bring us to profitability, we may not be able to sustain or increase profitability thereafter, which could negatively affect the trading price of our common stock. During 2015, we had an operating loss of about $1.7 million. At December 31, 2015, we had a stockholders’ deficit of about $14.3 million, and a working capital deficit of about $17.3 million, including $9.1 million of current obligations convertible into Company stock.

Future demand for ethanol is uncertain and may be affected by changes to federal mandates, public perception and consumer acceptance, any of which could negatively affect demand for ethanol.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The mandate level for renewable fuels is constantly under review. Each year the US Environmental Protection Agency must set mandated use levels for renewable fuels under the Renewable Fuel Standard (“RFS”) that is part of the Energy Policy Act of 2005. We believe the RFS is a significant component of national energy policy that reduces dependence on foreign oil by the United States. The oil and gas industry, however, applies constant pressure to reduce or eliminate the mandates, in order to preserve its fuel market share. Our licensees and our license revenue could be adversely impacted if EPA reduces the renewable fuel mandates.

Our business is affected by the regulation of greenhouse gases (“GHG”) and climate change. New climate change regulations could impede the ability of our licensees to successfully operate their businesses and, in turn, adversely affect our revenues.

Ethanol plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. The EPA rules may eventually require large stationary sources of carbon dioxide emissions, such as ethanol producers, to apply for additional permits for existing plants. Additionally, legislation may be re-introduced in Congress for EPA to develop a comprehensive carbon dioxide regulatory scheme, such as a carbon tax or cap-and-trade system.

We may not be able to anticipate consumer preferences and trends, which could negatively affect acceptance of our products by retailers and consumers and result in a significant decrease in net sales.

Our failure to anticipate, identify and respond effectively to changing consumer demands and trends could adversely affect acceptance of our products by retailers and consumers and may result in a significant decrease in net sales or leave us with a substantial amount of unsold inventory. Our success depends on our ability to anticipate, identify and respond to changing trends in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing styles or successfully meet constantly changing consumer demands in the future. In addition, any new products or brands that we introduce may not be successfully received by retailers and consumers. If our products are not successfully received by retailers and consumers and we are left with a substantial amount of unsold inventory, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory. If this occurs, our business, financial condition, results of operations and prospects may be harmed.

Our business could be harmed if we do not deliver in a timely manner.

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

A significant portion of the products we sell may be manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments. Further, we may experience fluctuations in the price, availability and quality of fabrics and raw materials we use in our manufactured apparel or purchased finished goods. Any of these risks could increase our operating costs. We will also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by our suppliers. If these goods are destroyed or damaged during shipment, our revenues could be reduced as a result of our inability to deliver or our delay in delivering our products.

We may not be able to compete successfully due to intense competition and the strength of our competitors.

Our products are offered primarily in the apparel and fashion markets, in which we face intense competition. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our products. Many of our competitors have greater financial, distribution, marketing and other resources than we have and many have achieved significant name recognition for their brand names. We may be unable to successfully compete in the markets for our products.

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management, design experts, and sales and marketing personnel. Our inability to retain employees and attract and retain sufficient additional employees, in both our clothing sales industry which includes design, drafting, and marketing support resources, as well as in our ethanol production and technology industry which includes individuals with experience in biofuels production, engineers, process managers, sales personnel, etc, could have a material adverse effect on our business, financial condition, results of operations and cash flows. The loss of key personnel could limit our ability to develop and market our products.

We will rely on technology to conduct our business and our technology could become ineffective or obsolete.

We will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would if our technology were more effective. The impact of technical shortcomings could have a material adverse effect on our prospects, business, financial condition, and results of operations.

Development of replacement technologies may result in the obsolescence of our technologies.

New ethanol process technologies may emerge that reduce the effectiveness of our technologies or that render our technologies obsolete. The development of such process technologies could place us and our licensees at a competitive disadvantage and would have a material adverse effect on our operations, cash flows and financial position.

We may not be able to protect our intellectual property rights.

Our success will depend on our ability to successfully prosecute our current patent litigation and to obtain and/or maintain and enforce patent and other intellectual property protection for our technologies. We have obtained or developed rights to patents and patent applications in the United States and on a case by case basis internationally, and may, in the future, seek rights from third parties to other patent applications or patented technology. There can be no assurance, however, that patents will issue from the patent applications filed or to be filed or that the scope of any claims granted in any patent will provide us with proprietary protection. If the scope of the claim granted in a patent is not sufficient to afford us with protection against competitors with similar technology, our investment in the patented technology may provide us limited or no competitive advantage. In most situations we will be engaged in legal proceedings and competition with entities whose financial resources are greater than our own. Any failure to maintain patent or other intellectual property protection on our technologies could have a material adverse effect on our operations, cash flows and financial position.

We may be faced by claims that we have infringed the intellectual property rights of our competitors.

It is possible for third parties to claim that our technologies infringe on patents or other intellectual property rights owned by others, even though we know of no such circumstances. In addition, our assertion of intellectual property rights will often result in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us, which could harm our business. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or service due to an injunction, we may have to incur the expense of altering our processes, or we may incur licensing fees. There can be no assurance that a license will be available to us, if at all, upon terms and conditions acceptable to us. In the worst case, an adverse determination of a claim that our technologies infringe the rights of others may cause us to incur an obligation to pay damages that could, in turn, overwhelm our financial resources.

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights, or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent rights, we are currently and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur, which could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from marketing one or more products or services, precluding particular business practices, or requiring other remedies, such as compulsory licensing of intellectual property. If we were to receive an unfavorable ruling in an intellectual property dispute, our business and results of operations could be materially harmed.

The absence of independent directors on our board of directors may limit the quality of management decision making.

One of our board member is also an employee of GreenShift Corporation. There is no audit committee of the board. This situation means that the Board will determine the direction of our company without the benefit of an objective perspective and without the contribution of insights from outside observers. This may limit the quality of the decisions that are made.

ITEM 2	DESCRIPTION OF PROPERTIES

Our agriculture group headquarters is located in Alpharetta, Georgia. The Alpharetta lease had a one year term that terminated on January 2016, at which time the lease was extended by another year. The monthly lease payment is $1,664. Our apparel operations are based in Chatsworth, California. The Chatsworth lease has a three year term that terminates in January 2019. The monthly lease payment is $4,300.

ITEM 3	LEGAL PROCEEDINGS

On October 13, 2009, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent No. 7,601,858, titled “Method of Processing Ethanol Byproducts and Related Subsystems” (the ‘858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the PTO issued U.S. Patent No. 7,608,729, titled “Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage” (the ‘729 Patent) to GS CleanTech. Both the ‘858 Patent and the ‘729 Patent relate to the Company’s subsidiary’s corn oil extraction technologies. GS CleanTech Corporation, our wholly-owned subsidiary, subsequently filed legal actions in multiple jurisdictions alleging infringement by various persons and entities. Multiple additional related suits and countersuits were filed. On May 6, 2010, we submitted a “Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings” to the United States Judicial Panel on Multidistrict Litigation (the “Panel”) located in Washington, D.C. In this motion, we moved the Panel to transfer and consolidate all pending suits involving infringement of our patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the “MDL Case”). In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. The summary judgment ruling was not final and there are additional issues in the MDL Case that can be expected to be resolved this year. We disagree with the court’s ruling and intend to mount a vigorous appeal at the appropriate time. A bench trial on Defendants’ inequitable conduct claim was held from October 5 to October 15, 2015 in the Southern District of Indiana. The matter was taken under advisement by the Court and a ruling will likely issue during 2016.

The Company’s subsidiary is party to an action entitled Max v. GS AgriFuels Corp., et al. in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against the Company’s subsidiary and other defendants, arising from a series of Share Purchase Agreements dated March 6, 2007, under which the individual plaintiffs sold their shares in Sustainable Systems, Inc., to GS AgriFuels Corporation, a former subsidiary of the Company. In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages in the amount of $6 million. On March 19, 2013, the Court granted in part the defendants’ motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against the Company and certain other corporate defendants. On April 1, 2015, the Company’s subsidiary entered into a settlement agreement pursuant to which the plaintiff s are to receive $25,000 in cash and a convertible debenture in the amount of $300,000. In the event that the plaintiffs have not converted the debenture in full at the expiration of three years, the plaintiffs may request the remaining amount be paid in full at that time. While the settlement agreement has not yet been implemented by the payment of the specified cash and the issuance of the specified debenture, the action has been marked “disposed” by the court.

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs. On February 24, 2015, the Company’s subsidiary entered into a settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and securities in the amount of $250,000. The Company’s subsidiary accrued the entire $400,000 judgment on its books as of the year ended December 31, 2014. During the six months ended June 30, 2015, the Company’s subsidiary issued a debenture to Long Side Ventures in the amount of $250,000 (see Note 9, Debt Obligations, below). The Company’s subsidiary has already paid the entire $150,000 due in cash under the settlement agreement. Nevertheless, there is a current dispute with the plaintiffs as to whether the Company’s subsidiary and the other defendants have performed their obligations under the settlement agreement, and whether the plaintiffs have the right to declare a default under the settlement agreement. The Company’s subsidiary has taken the position that it has fully performed and intends to vigorously contest any alleged default. Upon the performance of the terms of the Settlement Agreement, the Action will be dismissed against the Company’s subsidiary and the other defendants.

On October 10, 2013, Golden Technology Management, LLC, and other plaintiffs commenced an action entitled Golden Technology Management, LLC, et al. v. NextGen Acquisition, Inc. et al. in the Supreme Court of the State of New York, County of New York, alleging breach of contract and other causes of action against the Company’s subsidiary in connection with the acquisition of NextGen Fuel, Inc. by a former subsidiary. Plaintiffs seek damages in excess of $5,200,000 plus prejudgment interest and costs. On December 22, 2014, the court granted summary judgment as to the former subsidiary’s liability for payment of the sum of $3.2 million, plus prejudgment interest and costs. The plaintiffs’ have asserted a claim for alter ego liability for that amount against the Company and the other defendants. The litigation is proceeding and the Company’s subsidiary intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

The Company is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. The Company and its subsidiaries are party to numerous matters pertaining to outstanding amounts alleged to be due. Management is unable to characterize or evaluate the probability of any outcome at this time.

ITEM 4	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is currently traded on the OTC Pink Market under the symbol “BTZO.” The following table sets forth, for the periods indicated, the range of high and low closing bid prices for Bitzio’s common stock as reported by the OTC Markets. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Period	High	Low

2014 First Quarter	0.0039	0.0007
2014 Second Quarter	0.0039	0.0010
2014 Third Quarter	0.0018	0.0004
2014 Fourth Quarter	0.0005	0.0001

2015 First Quarter	0.0004	0.0001
2015 Second Quarter	0.0002	0.0001
2015 Third Quarter	0.0002	0.0001
2015 Fourth Quarter	0.0001	0.0001

Title of Class	Approximate Number of Holders of Record as of March 31, 2016
Common Stock, $0.001 par	104

The above prices are inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions. The number of holders does not give effect to beneficial ownership of shares held in the street name by stock brokerage houses or clearing agents.

DIVIDENDS

We have not declared cash dividends on our common stock since our inception and we do not anticipate paying any cash dividends in the foreseeable future.

SALE OF UNREGISTERED SECURITIES

On December 31, 2015, the Company issued EXO Opportunity Fund LLC (“EXO”) 200,000 shares of Series E Preferred Stock in exchange for 187,029 shares of GreenShift Series D Preferred Stock. On December 31, 2015, the Company issued TCA Global Credit Master Fund, L.P., 320,000 shares of Series E Preferred Stock in exchange for $3.2 million in financing costs. On December 31, 2015, Bitzio acquired Viridis Capital LLC (“Viridis”) from FLUX Carbon Corporation (“FCC”), an entity owned by Kevin Kreisler, the Company’s chairman, in exchange for 800,000 shares of Bitzio’s Series F Preferred Stock.

REPURCHASE OF EQUITY SECURITES

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the fourth quarter of 2015.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

OVERVIEW

Bitzio, Inc. (“we,” “our,” “us,” or the “Company”), develops and commercializes clean technologies that facilitate the more efficient use of natural resources. We are focused on doing so primarily in three sectors: agriculture, energy and lifestyle.

The Company’s portfolio of patented and patent-pending technologies covers oil extraction and refining, renewable fuels and chemicals, solar energy and fuels, energy and chemical detection, wearables and consumer products, among others. Our plan to bring our technologies to market involves utilization of strategically-relevant infrastructure in targeted channels.

We generate revenue today from our efforts in agriculture, where we license commercially-available technologies to U.S. ethanol producers, and provide our licensees with success-driven, value-added services and other solutions based upon our expertise, know-how, technologies, and patent position. We also generate sales in our lifestyle group by producing and selling activewear and other apparel for women and children, an important early-adopter market for wearable technologies that we are developing. In addition, we are evaluating a number of investments and acquisitions in each of our targeted sectors, each with a view toward internalizing additional revenue, management, and infrastructure that we can leverage to bring our technologies to market.

We believe that the first, best and most cost-effective way to achieve positive environmental change of any magnitude is to develop technology-driven economic incentives that motivate large groups of people and companies to make incremental environmental contributions that are collectively very significant – contributions that cumulate to catalyze disruptive environmental gains.

We invented, developed, and commercialized technologies that integrate into the back-end of existing dry mill corn ethanol plants to extract and recover a historically-overlooked natural resource – inedible crude corn oil, a valuable feedstock for use in the production of advanced carbon-neutral liquid fuels and other biomass-derived alternatives to fossil fuel-based products. We estimate that over 80% of the U.S. dry mill ethanol industry is producing corn oil using at least one of the inventions claimed in our issued extraction patents. That adoption rate corresponds to an estimated industry-wide output capable of offsetting more than about 20 million barrels of fossil fuel-derived crude oil per year, while saving trillions of cubic feet per year of natural gas, eliminating tens of millions of metric tons per year of greenhouse gas emissions, and infusing more than an estimated $1 billion per year of increased income into the corn ethanol industry – the foundation of North America’s renewable fuel production capability.

Those are globally-meaningful gains, and they are repeatable. To that end, we have developed a portfolio of new patented and patent-pending technologies capable of significantly expanding on our work to date in the ethanol industry. Those technologies involve new uses and products for extracted corn oil as well as other components of various ethanol process streams. We are also actively evaluating diversification opportunities, including applications of our technologies in other industries and potential acquisitions of companies with assets, customers, operations or other resources that are strategic to the commercialization of our technologies in targeted industries.

Diversification is important to mitigate the risk that we may not prevail in our ongoing patent infringement litigation. In October 2014, the District Court in Indiana ruled in favor of the defendants on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. In December 2014, the U.S. Patent and Trademark Office allowed three new corn oil extraction patent applications (U.S. Patent Application Nos.: 11/908,891, 13/185,841 and 13/450,997). Each application was examined and considered patentable by a different patent examiner and after each had considered the summary judgment decision. We cannot speak to the significance of the conflicting determinations, however, under applicable standards, a patent is not invalid until and unless a final judgment of invalidity is rendered after all available appeals have been exhausted. We believe in our intellectual property rights and the system of checks and balances designed to protect those rights – both in the patent office and the courts, and we will appeal the summary judgment ruling at the appropriate time. Nevertheless, diversification of our revenue mix is key goal for 2016.

PLAN OF OPERATIONS

We will continue our work with our licensees in our agriculture group to maximize the benefits and minimize the costs of recovering as much oil as possible with our technologies, and we remain focused on winning new business and increasing our licensed penetration. To do so moving forward, we will continue to provide our licensees with exceptional services, the highest-performing systems available, and access to new technologies for further gains in licensee profitability and competitive advantage. We will also continue to expand our patent portfolio. We have many additional patents pending and we remain committed to developing new technologies to further enhance the profitability of our licensees. And, we will stay the course in our ongoing infringement litigation with a view towards enhancing and protecting the significant competitive advantage of our licensees.

Our lifestyle group has historically focused on acquiring, promoting and marketing a portfolio of consumer apparel brands. Our plan for this group in 2016 involves the acquisition of a strategic activewear brand, followed by the marketing of the new brand along with our existing activewear brands, with an objective of increasing apparel sales by 20% by year end as compared to last year. Moreover, we plan to complete development of commercial prototypes based on our energy conversion wearable technology during 2016.

Our financial performance for 2016 and beyond can be expected to be most significantly impacted by the amount of oil that our licensees produce, the market price for that oil, the extent to which we collect reasonable royalties, and the costs incurred in our ongoing litigation for infringement of our patents. In addition, future results may be improved by the significant interest in our engineering and other services in connection with the design, construction, integration and modification of corn oil extraction systems and other new systems for existing and prospective licensees. We expect that these activities will contribute to revenue during 2016.

We additionally expect to continue to incur substantial costs in connection with our ongoing litigation for infringement of our patented oil extraction technologies. These costs decreased during 2015 but are expected to continue through 2016 in advance of trial. These expenses may delay or otherwise adversely affect our ability to achieve our profitability and debt reduction goals. We hope to eventually eliminate our litigation expense, but we must and will take all necessary steps to bring infringement of our patents to an end.

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

COMPONENTS OF REVENUES AND EXPENSES

On December 31, 2015, we acquired an 80% interest in GreenShift Corporation (“GreenShift”), the operations of which comprised all of our efforts in our agriculture group during 2015. We accounted for that transaction on the basis that the Company and GreenShift were under common control, and accordingly consolidated the results of GreenShift’s operations with ours for the full year ended December 31, 2015, such that total revenues for 2015 derived from our agriculture and lifestyle segments, in the form of license royalties and related products and services (agriculture), and activewear apparel sales (lifestyle)). Total revenues for 2014 derived solely from our lifestyle group.

Our revenues related to our agriculture segment are derived from royalty-bearing licenses issued to ethanol producers that use our patented and patent-pending technologies. In return, we receive ongoing royalty fees under our license agreements that are based on the market value of the corn oil produced by our licensees. Our license agreements also call for our provision of technical services to our licensees, which we provide to maximize the benefit of our technologies to our clients and, derivatively, us by way of increased royalty income. These services include design, procurement, integration and ongoing support services. In these cases, our royalty payments were equal to the gross profit realized upon sale of corn oil, or the difference between the market price of the corn oil produced and our discounted purchase price in each relevant license.

Selling, general and administrative expenses consist of payroll, office expenses, insurance and professional fees for accounting, legal, consulting and investor relations activities. Payroll, including employee salaries, incentives and benefits, are the largest single category of expenditures in selling, general and administrative expenses. Other income (expense) includes interest earned, interest expenses, amortization expenses, income or expenses relating to the changing value of the conversion benefit embedded into our convertible debentures and other non-operating items. Notably, our agreements with our lenders provide for the accrual of our interest expenses pending conversion or other payment.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

We accounted for the GreenShift acquisition on the basis that the Company and GreenShift were under common control as of December 31, 2015, and accordingly consolidated the results of GreenShift’s operations with ours for the full year ended December 31, 2015 (see Note 3 to the Company’s consolidated financial statements, below). Our results of operations for the year ended December 31, 2015, consequently included Bitzio and its consolidated subsidiaries, including GreenShift and its subsidiaries. Results of operations for the year ended December 31, 2014, include Bitzio and its subsidiaries, but exclude GreenShift and its subsidiaries since those entities were acquired on December 31, 2015.

Revenues for the year ended December 31, 2015, were $9.9 million as compared to $395,000 generated during the year ended December 31, 2014. Revenue for the year ended December 31, 2015, was $9.5 million in agriculture segment revenue and $403,000 in lifestyle segment revenue. In the comparable period of the prior year, total revenue was $395,000, which amount was produced entirely from apparel sales in our lifestyle segment.

The increase in sales during 2015 from the lifestyle segment included increased sales by the Company’s lifestyle subsidiaries (Lexi Luu and E-motion). In regards to the agriculture segment, revenue in future periods will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the year ended December 31, 2015 were $3.5 million, including $3.2 million from our agriculture segment and about $325,000 from our lifestyle segment. These amounts compared to about $210,000 in total for the year ended December 31, 2014, all of which were attributable to our lifestyle segment. Our 2015 costs of sales included about $237,000 for a write-down of inventory in our agriculture segment.

We generated $6.4 million in gross profit for the year ended December 31, 2015, as compared to $185,000 for the year ended December 31, 2014. Increased economies of scale with respect to our costs of sales and gross profit can be expected moving forward in both segments during 2016 given our stated growth plans for the year.

Operating expenses for the years ended December 31, 2015, and December 31, 2014, were about $8.1 million and $1.4 million, respectively. Operating expenses during 2015 included about $358,000 in research and development costs, and $4.9 million in professional fees, of which about $3.0 million associated with our agriculture segment was accrued and not paid during the year, and written off as of December 31, 2015. General and administrative expenses increased by $2.7 million due to the acquisition of GreenShift Corporation.

We had a total operating loss of about $1.7 million during 2015 as compared to an operating loss of about $1.2 million in 2014 for the lifestyle segment. Other income for the year ended December 31, 2015, was about $18.2 million, while other expenses for the year ended December 31, 2014, was about $2.9 million for the lifestyle segment. We realized a debt extinguishment gain of about $21.8 million in 2015, of which about $22.1 million was from our agriculture segment and netted against a $300,000 loss on debt extinguishment from the lifestyle segment, and which amounts were offset by about $5.8 million in interest expense and $1.0 million in other expenses from the agriculture segment. Our operating expenses in 2014 included about $792,000 in interest expense, all of which were attributable to our lifestyle segment.

The debt extinguishment gain in the agriculture segment during 2015 was realized in connection the Company’s completion of a $2.9 million debt financing transaction with TCA Global Credit Master Fund, LP (“TCA”), followed by the acquisition of GreenShift on December 31, 2015. $2.0 million of the TCA loan proceeds were paid by the Company to GreenShift’s senior lender as part of the consideration the Company paid to acquire equity in GreenShift. While that payment resulted in the $22.1 debt extinguishment gain noted above, and GreenShift is no longer the direct obligor of the corresponding liability, GreenShift is a guarantor of the Company’s loan to TCA, as well as the primary source of the cash flow the Company relies upon to service its debt with TCA. Net income for the year ended December 31, 2015, was about $13.0 million. Net loss for the year ended December 31, 2014, was about $4.0 million, all of which was attributable to our lifestyle segment.

Derivatives

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. The principal amount on our convertible obligations was $13.0 million as of December 31, 2015, and the unamortized note discount was $4.5 million. For the year ended December 31, 2015, a gain for the change in fair value of the derivative of about $3.9 million was recognized for these debentures. The total derivative liability as of December 31, 2015, was about $11.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2015 was cash produced by our operations. During the year ended December 31, 2015, we produced about $2.1 million in net cash from our operating activities, used $590,000 in net cash from our investing activities, and used about $225,000 in net cash from our financing activities, primarily to repay debt to YA Global Investments, L.P. (“YA Global”). During the year ended December 31, 2014, lifestyle group financing activities produced about $638,000 of net cash, of which we used about $613,000 and $26,000 in our lifestyle group operating and financing activities, respectively. Our cash balances at December 31, 2015, and December 31, 2014, were about $1.9 million and $3,800, respectively. The Company had a working capital deficit of about $17.3 million at December 31, 2015, about $9.1 million of which was attributable to current obligations convertible into Company common stock.

Our financial position and liquidity moving forward will be based on our ability to generate cash flows from our operations, as well as the level of our outstanding indebtedness and our debt service obligations. Our business is highly impacted by commodity price volatility, primarily in the market for corn oil. While demand for extracted corn oil is strong in the biodiesel and multiple other markets, decreases in the price of corn oil will have a negative impact on the amount of cash we are able to produce from our operating activities.

The Company completed $2.9 million in debt financing with TCA Global Credit Master Fund, LP (“TCA”) on December 31, 2015. $2.0 million of the TCA loan proceeds were paid by the Company to GreenShift’s senior lender as part of the consideration the Company paid to acquire equity in GreenShift. While GreenShift is no longer the direct obligor of the corresponding liability, GreenShift is a guarantor of the Company’s loan to TCA, as well as the primary source of the cash flow the Company relies upon to service its debt with TCA.

As of December 31, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Bitzio, Inc. & Subsidiaries

We have audited the accompanying consolidated balance sheet of Bitzio, Inc. & Subsidiaries (“the Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bitzio, Inc. & Subsidiaries as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company had a loss from operations, and current liabilities exceeded current assets by about $17.3 million as of December 31, 2015. In addition, the Company is subject to a guaranty agreement with a significant creditor. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

May 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders’ of

Bitzio, Inc.

We have audited the accompanying consolidated balance sheet of Bitzio, Inc. (the Company) as of December 31, 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bitzio, Inc. as of December 31, 2014, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As mentioned in Note 18, the accompanying financial statements have been restated for the correction of an error relating to the Company’s overstatement of prepaid expenses as of December 31, 2014.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2015, except for Notes 14, 16, 17 and 18, as to which the date is May 23, 2016

BITZIO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 and 2014

	12/31/2015	12/31/2014
		(Restated)
ASSETS

Current Assets:
Cash	$1,929,832	$3,829
Accounts receivable, net of doubtful accounts	311,763	24,538
Deposits, current	400,000	—
Inventories, net	635,482	219,416
Due from affiliates	180,865	—
Deferred financing costs	3,537,257	—
Loans receivable	160,500	—
Prepaid expenses and other assets	28,558	32,407
Total current assets	7,184,257	280,190

Other Assets:
Intangible assets, net	224,589	589,044
Fixed assets, net	23,333	2,724
Notes receivable	—	25,979
Other receivables	—	1,192
Minority investment in subsidiary	3,360,355	—
Costs in excess of billings	9,107	—
Deposits	69,730	—
Total other assets	3,687,113	618,939

TOTAL ASSETS	10,871,370	899,129

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	1,866,785	554,475
Accrued expenses	1,454,020	619,658
Income tax payable	151,020	—
Accrued interest	820,654	116,669
Accrued interest – related parties	378,267	—
Notes payable, net	354,981	491,347
Notes payable – related party	310,100
Current portion of convertible notes, net	3,730,000	756,982
Current portion of convertible notes, net – related party	—	150,000
Current portion of convertible debentures, net	2,366,426	—
Current portion of convertible debentures, net – related party	1,652,270	—
Derivative liability	11,185,625	3,212,200
Contingent liability	41,000	101,000
Amounts due to minority shareholders	158,284	—
Total current liabilities	24,469,432	6,002,331

Convertible debentures	400,586	—
Convertible debentures – related parties	325,000	—
Redeemable preferred stock series C, $0.001 par value; 999 shares authorized; 0 and 999 shares issued and outstanding, respectively	—	—
Total long term liabilities	725,586	—

Total Liabilities	25,195,018	6,002,331

Redeemable preferred stock series E, $0.001 par value; 520,000 shares authorized; 320,000 and 0 shares issued and outstanding	8,767	—

Stockholders’ Equity (Deficit):
Preferred Series A stock: $0.001 par value; 2,500,000 shares authorized; 2,043,120 and 2,043,120 shares issued and outstanding, respectively	2,043	2,043
Preferred Series B stock: $0.001 par value; 1,000,000 shares authorized; 0 and 1,000,000 shares issued and outstanding, respectively	—	1,000
Preferred Series D stock: $0.001 par value; 15,750 shares authorized; in 2015, 15,750 and 0 shares issued and outstanding, respectively	—	—
Preferred Series E stock: $0.001 par value; 520,000 shares authorized; 200,000 and 0 shares issued and outstanding, respectively	200	—
Preferred Series F stock: $0.001 par value; 800,000 shares authorized; 800,000 and 0 shares issued and outstanding, respectively	800	—
Common Stock: $0.0001 par value, 10,000,000,000 shares authorized; 7,320,754,217 and 2,948,694,586 shares issued and outstanding, respectively	7,320,755	2,948,696
Additional paid in capital	12,472,555	18,791,695
Common stock subscriptions payable	181,074	181,074
Accumulated deficit	(29,502,937)	(27,026,191)
Bitzio, Inc. stockholders’ equity (deficit)	(9,525,510)	(5,101,683)

Non-controlling interest	(4,798,138)	(1,519)

Total stockholders’ equity (deficit)	(14,323,648)	(5,103,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,871,370	$899,129

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

BITZIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Year Ended
	12/31/2015	12/31/2014

Revenue:
Agriculture Segment	$9,466,988	$—
Lifestyle Segment	402,818	394,511
Total revenue	9,869,806	394,511

Cost of goods sold:
Agriculture Segment	2,940,418	—
Lifestyle Segment	325,191	209,329
Loss on inventory valuation	236,896	—
Gross profit	6,367,301	185,182

Operating expenses:
Sales, general and administrative expenses	7,690,373	944,420
Research and development	358,939	428,122
Total operating expenses	8,049,312	1,372,542

Income (loss) from operations	(1,682,011)	(1,187,360)

Other Income (Expense):
Gain (loss) on extinguishment of debt	21, 815,177	(42,778)
Other income (expense)	(1,005,116)	24,476
Impairment of loan	(25,979)	—
Equity loss from investee	(643,320)	—
Change in fair value of derivative instruments	4,120,754	—
Change in fair value of derivative instruments – affiliate	(204,444)	(2,044,298)
Interest expense	(5,842,057)	(791,681)
Total other income (expense), net	18,215,015	(2,854,281)

Income (loss) before provision for income taxes	16,533,004	(4,041,641)

Provision for income taxes	(146,477)	—
Net Income (loss)	16,386,527	(4,041,641)

Net income (loss) attributable to non-controlling interest	3,132,259	(1,519)

Net income (loss) attributable to Company	$13,254,268	$(4,040,122)

Preferred Stock dividends	(244,504)	—

Net income (loss) attributable to common shareholders	$13,009,764	$(4,040,122)

Weighted average common shares outstanding, basic	5,722,789,471	856,939,107
Weighted average common shares outstanding, diluted	229,038,618,381	856,939,107

Earnings (Loss) per Share - Basic:
Income (loss) from continuing operations	$0.00	$(0.00)
Net income (loss) per share – basic	$0.00	$(0.00)

Earnings (Loss) per Share - Diluted:
Income (loss) from continuing operations	$0.00	$(0.00)
Net income (loss) per share – diluted	$0.00	$(0.00)

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

BITZIO INC. AND SUBSIDIARIES

CONSOLIDATED statements of stockholders’ equity

FOR THE YEARS ENDED DECEMBER 31, 2015 AND December 31, 2014

	Series A Preferred		Series B Preferred		Series D Preferred
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	2,043,120	$2,043	500,000	$500	—	—

Preferred Stock issued upon cash	—	—	500,000	500	—	—
Common stock issued in conversion of debt	—	—	—	—	—	—
Common stock issued for service	—	—	—	—	—	—
Common stock issued for acquisition	—	—	—	—	—	—
Common stock issued for cash	—	—	—	—	—	—
Stock compensation related to acquisitions	—	—	—	—	—	—
Stock to be issued	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—
Balance at December 31, 2014, (Restated)	2,043,120	$2,043	1,000,000	$1,000	—	—

Preferred stock issued for common stock	—	—	—	—	15,750	16
Preferred stock issued for acquisition	—	—	—	—	—	—
Common stock issued in conversion of debt	—	—	—	—	—	—
Common stock issued for service	—	—	—	—	(15,750)	(16)
Stock compensation	—	—	—	—	—	—
Stock to be issued	—	—	—	—	—	—
Subsidiary stock issued	—	—	—	—	—	—
Debt forgiveness – related parties	—	—	(1,000,000)	(1,000)	—	—
Preferred stock dividends	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—
Balance at December 31, 2015	2,043,120	$2,043	—	—	—	—

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

BITZIO INC. AND SUBSIDIARIES

CONSOLIDATED statements of stockholders’ equity

FOR THE YEARS ENDED DECEMBER 31, 2015 AND December 31, 2014

	Series E Preferred		Series F Preferred		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	—	$—	—	$—	175,916,617	$175,917

Preferred Stock issued upon cash	—	—	—	—	—	—
Common stock issued in conversion of debt	—	—	—	—	1,870,277,969	1,870,279
Common stock issued for service	—	—	—	—	50,000,000	50,000
Common stock issued for acquisition	—	—	—	—	850,000,000	850,000
Common stock issued for cash	—	—	—	—	2,500,000	2,500
Stock compensation related to acquisitions	—	—	—	—	—	—
Stock to be issued	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—
Balance at December 31, 2014, (Restated)	—	$—	—	$—	2,948,694,586	$2,948,696

Preferred stock issued for common stock	—	—	—	—	(157,500,000)	(157,500)
Preferred stock issued for acquisition	200,000	200	800,000	800	—	—
Common stock issued in conversion of debt	—	—	—	—	3,493,226,298	3,493,226
Common stock issued for service	—	—	—	—	1,036,333,333	1,036,333
Stock compensation	—	—	—	—	—	—
Stock to be issued	—	—	—	—	—	—
Subsidiary stock issued	—	—	—	—	—	—
Debt forgiveness – related parties	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—
Balance at December 31, 2015	200,000	$200	800,000	$800	7,320,754,217	$7,320,755

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

BITZIO INC. AND SUBSIDIARIES

CONSOLIDATED statements of stockholders’ equity

FOR THE YEARS ENDED DECEMBER 31, 2015 AND December 31, 2014

	Additional Paid In Capital	Subscription Payable	Accumulated Deficit	Non-Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2013	$19,603,216	$181,074	$(22,986,069)	$—	$(3,023,319)

Preferred Stock issued upon cash	249,450	—	—	—	249,950
Common stock issued in conversion of debt	(958,185)	—	—	—	912,094
Common stock issued for service	—	—	—	—	50,000
Common stock issued for acquisition	(430,000)	—	—	—	420,000
Common stock issued for cash	—	—	—	—	2,500
Stock compensation related to acquisitions	206,776	—	—	—	206,776
Stock to be issued	120,438	—	—	—	120,438
Net income (loss)	—	—	(4,040,122)	(1,519)	(4,041,641)
Balance at December 31, 2014 (Restated)	$18,791,695	$181,074	$(27,026,191)	$(1,519)	$(5,103,202)

Preferred stock issued for common stock	157,485	—	—	—	—
Preferred stock issued for acquisition	(18,791,695)	—	(15,486,510)	(7,938,597)	(42,215,802)
Common stock issued in conversion of debt	(3,164,970)	—	—	—	328,256
Common stock issued for service	(807,693)	—	—	—	228,624
Stock compensation	191,896	—	—	—	191,896
Stock to be issued	105,501	—	—	—	105,501
Subsidiary stock issued	15,509,711	—	—	9,719	15,519,430
Debt forgiveness – related parties	480,625	—	—	—	479,625
Preferred stock dividends	—	—	(244,504)	—	(244,504)
Net income (loss)	—	—	13,254,268	3,132,259	16,386,527
Balance at December 31, 2015	$12,472,555	$181,074	$(29,502,937)	$(4,798,138)	$(14,323,648)

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

BITZIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

	Year Ended
	12/31/2015	12/31/2014
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$16,386,527	$(4,041,641)

Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	390,025	209,085
(Gain) loss on extinguishment of debt	(21,815,177)	42,778
Gain on contingent liability	(60,000)	(34,000)
Loss on impairment of loan	25,979	—
Loss (gain) on foreign currency transaction	(18,257)	(24,476)
Expenses incurred by issuance of debentures	5,244	—
Stock issued for services	681,209	377,214
Recognition of intrinsic value of beneficial conversion feature	1,737,909	—
Notes payable issued for services	—	25,332
Amortization of debt discounts on convertible notes	69,298	227,609
Change in fair value of derivative liabilities	(3,916,310)	2,044,298
Interest from derivative conversion features	2,887,857	314,150
Bad debt expense	41,000	—
Equity losses from investee	643,320	—
Loss on inventory valuation	236,896	—

Changes in operating assets and liabilities:		—
Accounts receivable	328,500	(21,510)
Prepaid expenses	79,020	(9,646)
Deposits	(400,000)	(53,609)
Inventory	38,934	—
Other receivables	(160,500)	—
Costs in excess of earnings	(41,472)	—
Accrued interest	865,410	—
Accrued interest – related party	111,656	—
Income tax payable	150,000	—
Related party payables	—	9,993
Accounts payable and accrued expenses	3,887,085	321,903
Net cash provided by (used in) operating activities	2,154,152	(612,520)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to affiliates	(271,074)	—
Cash acquired in acquisition	18,029	—
Deferred financing costs	(337,257)	—
Cash invested in notes receivable	—	(25,979)
Net cash provided by (used in) investing activities	(590,302)	(25,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	51,500	70,000
Proceeds from convertible notes payable	3,020,000	463,000
Proceeds from sale of common stock	—	2,500
Proceeds from sale of preferred stock	—	155,451
Repayments on convertible debentures	(3,296,369)	(52,500)
Net cash provided by (used in) financing activities	(224,869)	638,451

Net increase (decrease) in cash	1, 338,982	(218)
Cash at beginning of period	590,850	3,877
Cash at end of period	$1,929,831	$3,829

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

BITZIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

REFERENCES TO THE COMPANY

References to “we,” “our,” “us,” “Bitzio” or the “Company” in the consolidated financial statements and in these notes to the consolidated financial statements refer to Bitzio, a Nevada corporation, and its subsidiaries. References to “GreenShift Corporation” or “GreenShift” in the consolidated financial statements and in these notes to the consolidated financial statements refer to GreenShift Corporation, a Delaware corporation, and its subsidiaries.

SEGMENT DESCRIPTIONS

The Company’s operations during the fiscal year ended December 31, 2015, are classified into two reportable business segments: agriculture (technology licensing) and lifestyle (apparel sales). Each of these segments is organized based upon the nature of product and services offered with each segment having their own corporate operations.

CONSOLIDATED FINANCIAL STATEMENTS

For the period ended December 31, 2015, the accompanying consolidated financial statements include all accounts of the Company, including its wholly-owned subsidiaries, its 51% interest in Cleo VII, Inc. and its 80% interest in GreenShift Corporation and its subsidiaries. For the period ended December 31, 2014, the accompanying consolidated financial statements include all accounts of Bitzio, Inc., and its wholly-owned subsidiaries as well as its 51% interest in Cleo VII, Inc. All significant intercompany balances and transactions have been eliminated on a consolidated basis for reporting purposes.

DESCRIPTION OF THE BUSINESS

The Company develops and commercializes clean technologies that facilitate the more efficient use of natural resources. We are focused on doing so primarily in three sectors: agriculture, energy and lifestyle, of which we were only active in our agriculture and lifestyle segments during 2015.

The Company’s portfolio of patented and patent-pending technologies covers oil extraction and refining, renewable fuels and chemicals, solar energy and fuels, energy and chemical detection, wearables and consumer products, among others. Our plan to bring our technologies to market involves utilization of strategically-relevant infrastructure in targeted channels.

We generate revenue today from our efforts in agriculture, where we license commercially-available technologies to U.S. ethanol producers, and provide our licensees with success-driven, value-added services and other solutions based upon our expertise, know-how, technologies, and patent position. We also generate sales in our lifestyle group by producing and selling activewear and other apparel for women and children, an important early-adopter market for wearable technologies that we are developing. During the year ended December 31, 2015, four customers’ balances each represented over 10% of our accounts receivable, and one customer provided 56% of total revenue in the aggregate; during the year ended December 31, 2014, two customers each provided over 10% of our revenue and 30% of total revenue in the aggregate (See Note 3, Significant Accounting Policies for Revenue Recognition policies, below). In addition, we are evaluating a number of investments and acquisitions in each of our targeted sectors, each with a view toward internalizing additional revenue, management, and infrastructure that we can leverage to bring our technologies to market.

FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718), Accounting for Share-Based Payments. The amendments in ASU 2014-12 to Topic 718, provides guidance on accounting for a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. The target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The Company is currently evaluating the possible impact of ASU 2014-12, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this amendment, management is now required to determine every interim and annual period whether conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate those factors will alleviate that substantial doubt. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU No. 2015-02. The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity’s voting rights; or (3) the exposure to a majority of the legal entity’s economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

ASU 2015-03 and ASU 2015-15 — In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03. The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs. ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. Additionally, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU No. 2015-15, as ASU No. 2015-03 did not specifically address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU No. 2015-15 allows an entity to continue to defer and present debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU No. 2015-03 and ASU No. 2015-15 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the possible impact of ASU No. 2015-03 for the year ended December 31, 2016, which will result in at $3.2 million reclassification of deferred financing costs out of current assets on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments of ASU 2015-11 were issued in an effort to change the measurement principle for inventory from the lower of cost or market to lower of cost and the net realizable value. The guidance in ASU 2015-11 is effective for periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2015-11, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its new lease accounting guidance in Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this ASU to the Company’s consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 2	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a loss from operations of $1,682,010 for the year ended December 31, 2015. As of December 31, 2015, the Company had $1.9 million in cash, and current liabilities exceeded current assets by about $17.3 million, which included derivative liabilities of $11.2 million and $7.7 million in convertible debentures and notes. None of these items are required to be serviced out of the Company’s regular cash flows.

The $2.5 million paid by Bitzio, Inc. (“Bitzio”), to GreenShift Corporation (“GreenShift”) was drawn from a loan of $2.9 million made to Bitzio by TCA Global Credit Master Fund, LP (“TCA”). The loan was made on December 31, 2015, pursuant to a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), under which TCA may lend to Bitzio up to $5.0 million. GreenShift and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA. In the Guaranty Agreement, GreenShift and each of its subsidiaries as well as each of the other subsidiaries of Bitzio, guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, GreenShift and each subsidiary pledged all of its assets to secure the guaranty to TCA.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our ability to satisfy our obligations will depend on our success in obtaining financing, our success in preserving current revenue sources and developing new revenue sources, and our success in negotiating with the creditors. Management’s plans to resolve the Company’s working capital deficit by increasing revenue, reducing debt and exploring new financing options. There can be no assurances that the Company will be able to eliminate its working capital deficit and that the Company’s historical operating losses will not recur. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

NOTE 3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

PRINCIPLES OF CONSOLIDATION

All significant intercompany balances and transactions were eliminated in consolidation. The financial statements for the period ended December 31, 2015, have been consolidated to include the Company’s wholly-owned subsidiaries, as well as GreenShift Corporation and its subsidiaries. The financial statements for the periods ended December 31, 2014, have been consolidated to include the Company’s wholly-owned subsidiaries.

SEGMENT INFORMATION

We determined our reporting units in accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”). We evaluate a reporting unit by first identifying its operating segments under ASC 280. We then evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, we evaluate those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, we determine if the segments are economically similar and, if so, the operating segments are aggregated. We currently have two separate operating segments and reporting units. In our agriculture segment, we generate revenue by licensing commercially-available technologies to U.S. ethanol producers, and providing our licensees with success-driven, value-added services and other solutions based upon our expertise, know-how, technologies, and patent position. We also generate sales in our lifestyle segment by producing and selling activewear and other apparel for women and children, an important early-adopter market for wearable technologies that we are developing. No sales of any kind occur, and no costs of sales of any kind are incurred, in the absence of a license agreement in our agriculture segment. A single management team that reports to the chief operating decision maker comprehensively manages the entire business in each segment. With the exception of the segment classifications noted above, we do not operate any material separate lines of business or separate business entities with respect to our technologies, products and services; nor do we accumulate discrete financial information according to the nature or structure of any specific technology, product and/or service. Instead, management reviews the agriculture and lifestyle segments as distinct operating segments, using financial and other information rendered meaningful only by the fact that such information is presented and reviewed in the aggregate.

REVENUE RECOGNITION

In our lifestyle segment, we recognize revenue when the following conditions are satisfied: (i) delivery of the product has occurred and (ii) collection is reasonably assured. Under each our lifestyle segment, orders are received via national sales representatives, in house wholesale sales departments and various retail platforms. Once the order is received, they are either automatically or manually inputted into our production system. Our production system generates production orders which our production team takes and produces based on the purchase order terms. Revenue is recognized only when the orders have been shipped. Generally, all orders are paid upon shipment via credit card or wire transfer. For a small percentage, the orders are shipped on terms of less than 30 days. Revenue is recognized at the time of shipment and a related receivable is booked. We experience less than 2% of annual sales in returns. For orders where goods are considered damaged, these items are swapped with new merchandise. Under our agriculture segment, GreenShift recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. GreenShift recognizes revenue from licensing of GreenShift’s corn oil extraction technologies when corn oil sales occur. Licensing royalties are recognized as earned by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon shipment to the buyer of the corn oil. To the extent revenues are generated from GreenShift’s licensing support services, GreenShift recognizes such revenues when the services are completed and billed. GreenShift provides process engineering services on fixed price contracts. These services are generally provided over a short period of less than three months. Revenue from fixed price contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period. GreenShift additionally performs under fixed-price contracts involving design, engineering, procurement, installation, and start-up of oil recovery and other production systems. Revenues and fees on these contracts are recognized using the percentage-of-completion method of accounting. During 2014 and 2015, our percentage-of-completion methods included the efforts-expended percentage-of-completion method and the cost-to-cost method. The efforts-expended method utilizes using measures such as task duration and completion. The efforts-expended approach is used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours method (see below). GreenShift also used the cost-to-cost method which is used to determine the percentage of completion of a project based on the actual costs incurred. Earnings are recognized periodically based upon our estimate of contract revenues and costs in providing the services required under the contract. The percentage of completion method must be used in lieu of the completed contract method when all of the following are present: reasonably reliable estimates can be made of revenue and costs; the construction contract specifies the parties’ rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; the contract purchaser has the ability and expectation to perform all contractual duties; and the contract contractor has the same ability and expectation to perform. Under the completed contract method income is recognized only when a contract is completed or substantially completed. The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

EQUITY INVESTMENTS

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company’s share of its equity method investee’s earnings or losses is included in other income in the accompanying Consolidated Statements of Operations.

RECEIVABLES AND CREDIT CONCENTRATION

Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Accounts receivable in excess of 90 days old are evaluated for delinquency. In addition, we consider historical bad debts and current economic trends in evaluating the allowance for bad debts. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the oldest unpaid invoices. The carrying amount of accounts receivable has been reduced by a valuation allowance that has been set up in the amount $51,000 and $10,000 as of December 31, 2015 and 2014, respectively. Management will continue to review the valuation allowance on a quarterly basis.

INVENTORIES

Under our agriculture segment, GreenShift maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to GreenShift’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at December 31, 2015 consist of the following:

2015

Equipment inventory	$455,000

During the year ended December 31, 2015, GreenShift evaluated the inventory on its books and determined that a write-down to market was necessary. As a result, GreenShift wrote down inventory by $236,896 in 2015, which was expensed under cost of goods sold as a loss on inventory valuation.

Under our lifestyle segment, the Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. As of December 31, 2015 and 2014, an inventory reserve had not been deemed necessary, and therefore, not recorded. As of December 31, 2015 and 2014, inventory consisted of $154,688 and $121,513 in finished goods, $7,515 and $79,923 in work in process, and $18,279 and $17,980 in raw materials.

CASH AND EQUIVALENTS

We consider all highly liquid investments with remaining maturities of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents consist primarily of money market funds and other short-term investments with original maturities of not more than three months stated at cost, which approximates market value.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the lease or their useful lives. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property, plant and equipment are stated at cost. Expenditures for major renewals and improvements which extend the life or usefulness of the asset are capitalized. Once an asset has been completed and placed in service, it is transferred to the appropriate category and depreciation commences. The Company uses the straight line method for depreciation and depreciates equipment over the estimated useful life of the assets: office and computer equipment over 3-5 years and corn oil extraction systems over a 10 year period. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal, and repair and maintenance expenditures are expensed as incurred. Property and equipment are stated at cost and include amounts capitalized under capital lease obligations.

INTANGIBLE ASSETS

The Company accounts for its intangible assets pursuant to ASC 350-20-55-24, “Intangibles – Goodwill and Other”. Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value. At December 31, 2015, the Company’s balance sheet included intangible assets with an aggregate carrying value of $224,589 as compared to $589,044 at December 31, 2014.

LONG-LIVED ASSETS

Under our agriculture segment, GreenShift assesses the valuation of components of its property and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. GreenShift bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, GreenShift determines whether an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, GreenShift recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows.

Under our lifestyle segment, long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable when compared to undiscounted cash flows expected to result from the use and eventual disposition of the asset. Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value.

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

BUSINESS ACQUISITIONS

Business acquisitions are accounted for under the purchase method of accounting. During 2015, the Company accounted for its acquisitions of Skipjack, Punkzgear and GreenShift and its subsidiaries on the basis that they were between entities under common control. During 2014, Bitzio accounted for all of its acquisitions under purchase method accounting. Under that method, assets and liabilities of the business acquired are recorded at their estimated fair values as of the date of the acquisition, with any excess of the cost of the acquisition over the estimated fair value of the net tangible and intangible assets acquired recorded as goodwill. We make significant judgments and assumptions in determining the fair value of acquired assets and assumed liabilities, especially with respect to acquired intangibles. Using different assumptions in determining fair value could materially impact the purchase price allocation and our financial position and results of operations. Results of operations for acquired businesses are included in the financial statements from the date of acquisition.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method, whereby deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. All of the subsidiaries are consolidated for state income tax purposes.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible preferred stock and convertible debentures, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be anti-dilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 13,844,616 such potentially dilutive shares excluded for the year ended December 31, 2015. Due to the net loss for the year ended December 31, 2014, all such shares were excluded for that year as they would be anti-dilutive. The following is a reconciliation of weighted common shares outstanding used in the calculation of basic and diluted net income per common share:

	Year Ended 12/31/2015	Year Ended 12/31/2014

Net income (loss) attributable to common stockholders	$13,009,764	$(4,040,122)
Adjustments for dilutive shares:
Interest savings	510,773	791,681
Preferred Stock dividend	8,767	—
Reversal of derivative (gains) losses	(2,875,835)	2,044,298
Net income - Adjusted	10,653,469	(1,204,143)
Weighted average shares used for basic net income per common share	5,722,789,471	856,939,107
Incremental diluted shares	223,315,928,910	—
Weighted average shares used for diluted net income per common share	229,038,618,381	856,939,107
Net income per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of revenues and expenses during the reporting period. We use estimates and assumptions in accounting for the following significant matters, among others:

-	Allowances for doubtful accounts;

-	Valuation of acquired assets;

-	Inventory valuation and allowances;

-	Fair value of derivative instruments and related hedged items;

-	Useful lives of property and equipment and intangible assets;

-	Asset retirement obligations;

-	Long lived asset impairments, including goodwill;

-	Contingencies;

-	Fair value of options and restricted stock granted under our stock-based compensation plans; and,

-	Tax related items

Actual results may differ from previously estimated amounts, and such differences may be material to our consolidated financial statements. We periodically review estimates and assumptions, and the effects of revisions are reflected in the period in which the revision is made. The revisions to estimates or assumptions during the periods presented in the accompanying consolidated financial statements were not considered to be significant.

DEFERRED REVENUE

Under our agriculture segment, deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from GreenShift’s licensing support services, GreenShift recognizes such revenues when services are completed and billed.

FINANCIAL INSTRUMENTS

The carrying values of accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values due to their short term maturities. The carrying values of the Company’s long-term debt approximate their fair values based upon a comparison of the interest rate and terms of such debt to the rates and terms of debt currently available to the Company. It was not practical to estimate the fair value of the convertible debt. In order to do so, it would be necessary to obtain an independent valuation of these unique instruments. The cost of that valuation would not be justified in light of the materiality of the instruments to the Company.

DERIVATIVE FINANCIAL INSTRUMENTS

Certain of the Company’s debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of ASC 815-40, Derivatives and Hedging. Under the provisions of these statements, the Company records the related derivative liabilities at fair value and records the accounting gain or loss resulting from the change in fair values at the end of each reporting period. Change in the derivatives instruments resulted in gain of $3,916,310 for the year ended December 31, 2015.

In connection with the Company’s Convertible Notes beginning in November 2013, the Company became contingently obligated to issue shares in excess of the 4.2 billion authorized by shareholders. Consequently, the ability to settle these obligations with shares would be unavailable causing these obligations to potentially be settled in cash. This condition creates a derivative liability. Based on ASC 815-10-15-74, Series E shares to EXO and Series F shares, are not considered by the company as a derivative, as the conversion option underlying the Series E shares issued to TCA is not a “tainted” derivative. They are convertible preferred stock for which the conversion option is more akin to equity and as such is being classified in stockholders’ equity as a standalone instrument. In addition, based on ASC 718, Stock-based Compensation and ASC 505-50, Equity-based Payments to Non-Employees, the company excluded the employee options from the derivative liability accounting.

The Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares. Using this sequencing policy, all instruments convertible into common stock, including warrants and the conversion feature of notes payable, issued subsequent to November 18, 2013 are derivative liabilities with the exception of the noted Series E and F preferred shares (that were issued in conjunction with the acquisition of GreenShift) and any employee and director options, for which other accounting guidance is applicable.

FAIR VALUE INSTRUMENTS

Effective July 1 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures. This topic defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance supersedes all other accounting pronouncements that require or permit fair value measurements. The Company accounted for the convertible debentures in accordance with ASC 480, Distinguishing Liabilities from Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares.

Effective July 1 2009, the Company adopted ASC 820-10-55-23A, Scope Application to Certain Non-Financial Assets and Certain Non-Financial Liabilities, delaying application for non-financial assets and non-financial liabilities as permitted. ASC 820 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In January 2010, the FASB issued an update to ASC 820, which requires additional disclosures about inputs into valuation techniques, disclosures about significant transfers into or out of Levels 1 and 2, and disaggregation of purchases, sales, issuances, and settlements in the Level 3 roll forward disclosure. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2	inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3	unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models

The fair value of certain of the embedded conversion liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the year ended December 31, 2014, following assumptions were used: (1) conversion discounts of 10% to 50%; (2) term of less than one year to 8 years and (3) bond rate of 10%. During the year ended December 31, 2015, the following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%. Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. As the conversion discount percentage increases for each of the related conversion liabilities instruments, the change in the value of the conversion liabilities increases, therefore increasing the liabilities on the Company’s balance sheet. The higher the conversion discount percentage, the higher the liability. A 10% change in the conversion discount percentage would result in more than a $2,088,439 change in our Level 3 fair value.

The fair value of embedded conversion feature of 320,000 shares of Series E Preferred Stock determined using a Black-Scholes Simulation. This model requires the input of highly subjective assumptions, including the expected price volatility, which is based on the historical volatility of a peer group of publicly traded companies. Changes in the subjective input assumptions can materially affect the estimate of fair value of the warrants and the Company’s results of operations could be impacted.

The following assumptions were used in calculations of the Black-Scholes model for the year ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Annual dividend yield	-%	-%
Expected life (years)	1.00	-
Risk-free interest rate	0.65%	-%
Expected volatility	334%	-%

The following table presents the embedded derivatives, the Company’s only financial assets or liabilities measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the year ended December 31, 2015:

Embedded derivative liabilities as of December 31, 2015
Level 1	$—
Level 2	—
Level 3	11,185,625
Total	$11,185,625

The following table reconciles, for the period ended December 31, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2013	$827,158
Additions related to embedded conversion features of convertible debt issued	777,150
Change in fair value of conversion features	2,044,298
Reductions in fair value due to principal conversions	(436,406)
Balance of embedded derivatives at December 31, 2014	3,212,200
Additions related to embedded conversion features of convertible debt issued	13,343,898
Change in fair value of conversion features	(2,820,677)
Reductions in fair value due to repayments/redemptions	(1,669,533)
Change in fair value of conversion features	(368,674)
Reductions in fair value due to principal conversions	(511,589)
Balance at December 31, 2015	$11,185,625

STOCK BASED COMPENSATION

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock is measured on the date of stock issuance or the date an option/warrant is granted as appropriate under ASC 718 “Compensation – Stock Compensation”. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective July 1, 2006, the Company adopted the provisions of ASC 718, which establishes accounting for equity instruments exchanged for employee services. Under the provisions ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

COMMON CONTROL

On December 31, 2015, FLUX Carbon Corporation (“FCC”) transferred its ownership interest in Viridis Capital LLC (“Viridis”) to the Company in exchange for an 80% equity interest in Bitzio. Viridis was the owner of 800,115 shares of GreenShift Corporation (“GreenShift”) Series D Preferred Stock at the time of the transfer. On the same date, the Company acquired the beneficial ownership interest in 187,029 shares of GreenShift Series D Preferred Stock from EXO Opportunity Fund LLC (“EXO”) in exchange for 200,000 shares of the Company’s Series E Preferred Stock. On December 31, 2015, the Company acquired 100,000 shares of GreenShift’s Series G Preferred Stock for $2.5 million in cash, plus an additional 700,000 shares of GreenShift’s Series G Preferred Stock in exchange for the surrender of Bitzio’s beneficial ownership interest in 987,144 shares of GreenShift’s Series D Preferred Stock. At the completion of the foregoing transactions, the Company was the beneficial owner of 800,000 shares of GreenShift’s Series G Preferred Stock, and FCC was the beneficial owner of 800,000 shares of the Company’s Series F Preferred Stock. FCC is owned by Kevin Kreisler, our Chairman and Chief Executive Officer, as well as the Chairman and Chief Executive Officer of GreenShift prior to and after closing of the above. Mr. Kreisler was additionally the manager of 112359 Factor Fund LLC (“Factor Fund”), the Company’s lender and collateral agent in respect of the Company’s secured loans at the time these transactions were completed. The Company accordingly accounted for these transactions on the basis that they were between entities under common control.

On February 26, 2015, Lexi –Luu Designs, Inc. entered a Securities Purchase Agreement with Skipjack Dive and Dancewear Inc. where Lexi –Luu Designs, Inc. acquired 100% of the outstanding capital Stock of Skipjack Dive and Dancewear Inc. in exchange for $100,000. This amount was booked as accounts payable to Hubert J.Blanchette.

In addition on March 3, 2015, Lexi –Luu Designs, Inc. entered a securities purchase agreement with Punkz Gear, Inc. where Lexi –Luu Designs, Inc. acquired 100% of the outstanding capital Stock of Punkz Gear Inc. in exchange for a $200,000 Subordinated Secured Convertible Debenture (Note) convertible at the rate of $0.10 per share into 2,000,000 million shares of Buyer common stock. This Note was payable to Hubert J. Blanchette. Hubert J. Blanchette was and is the CEO of Lexi- Luu Designs, Inc at the time of the above transactions and as of December 31, 2015. In both the Skipjack Dive and Dancewear Inc and Punkz Gear acquisitions, the sole selling shareholder of these entities Hubert J. Blanchette was also the CEO of the buying company, Lexi-Luu Designs. Lexi-Luu Designs Inc was the also the issuing entity, and its CEO of Lexi-Luu Designs Inc. and the CEO of Skipjack Dive and Dancewear Inc. and Punkz Gear, Inc. was and is Hubert J. Blanchette, who retained control of the board and management at the time of the acquisition. As a result, both of these acquisitions were deemed between entities under common control.

NOTE 4	CONCENTRATIONS

During the year ended December 31, 2015, for our agriculture segment, four customers’ balances each represented over 10% of our accounts receivable and one customer provided 56% of total revenue in the aggregate; during the year ended December 31, 2014, two customers each provided over 10% of our revenue and 30% of total revenue in the aggregate. The Company maintains cash balances with financial institutions that at times may exceed the limits insured by the Federal Deposit Insurance Corporation. Accounts receivable are uncollateralized, non-interest-bearing customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Accounts receivable are stated at the amount billed to the customer.

NOTE 5	STOCKHOLDERS’ EQUITY

PREFERRED STOCK

The Company is authorized to issue 25,000,000 shares of preferred stock, of which 2,500,000 shares are designated as Series A Convertible Preferred Stock, 1,000,000 shares are designated as Series B Convertible Preferred Stock, 999 shares are designated as Series C Preferred Stock, 520,000 shares of Series E Preferred Stock, and 800,000 shares of Series F Preferred Stock, par value of $0.001.

SERIES B PREFERRED STOCK

As of the years ended December 31, 2015 and 2014, there were 0 and 1,000,000 shares of Series B Preferred Stock issued and outstanding. Each holder of the Series B Shares will participate in any dividend payable to the holders of the common stock on an as-converted basis. The holders of the Series B Shares have voting rights equivalent to the number of shares of common stock into which the Series B Shares are convertible, or 19.8% (in the aggregate) of the Company’s common stock outstanding after the conversion, measured on the date of conversion. In the event of liquidation, following the sale or disposition of all or substantially all of the Company’s assets, holders of Series B Shares shall be entitled to receive $1.50 per preferred share. The Series B Shares are also redeemable at the rate of $1.50 per share. On November 18, 2013 the Company sold 500,000 shares of Series B Preferred Stock to 112359 Factor Fund, LLC (“Factor Fund”) for a total of $250,000. During the year ended December 31, 2014, Factor Fund purchased 500,000 additional shares of Series B Preferred Stock for $250,000. In February 2015, Factor Fund assigned its interest in the Series B Shares to its former members, FLUX Carbon Starter Fund LLC (“FCSF”) and Five Nine Group LLC (“59G”). FCSF and 59G later surrendered their respective interests in the Series B Shares on December 31, 2015 (see Note 9, Debt Obligations, below).

SERIES C PREFERRED STOCK

As of December 31, 2014 there were 999 shares of Series C Preferred Stock issued and outstanding. Holders of the Series C Shares will not participate in any dividend payable to the holders of the common stock, but have voting rights equivalent to the product obtained by dividing (a) the number of votes that the holders of all voting securities other than Series C Shares outstanding on the record date for the stockholder action are entitled to cast by (b) nine hundred ninety-eight (998), with the result that all 999 shares of Series C Shares together will have 50.1% of the voting power of the Company. In the event of liquidation, following the sale or disposition of all or substantially all of the Company’s assets, holders of Series B Shares shall be entitled to receive $0.01 per preferred share. The Series C Shares were deemed to have been automatically redeemed as of November 29, 2015, for no additional consideration.

SERIES E PREFERRED STOCK

On December 31, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designation designating 520,000 shares of preferred stock as Series E Preferred Stock. Each outstanding share of Series E Preferred Stock will have a preference on liquidation of Ten Dollars ($10). The holder of a share of Series E Preferred Stock will have the right to convert the Ten Dollar value of the share into common stock at a conversion price equal to 85% of the average closing bid price for Bitzio common stock during the five trading days preceding conversion, except that no conversion is permitted that will result in the holder becoming the beneficial owner of more than 4.99% of Bitzio’s outstanding common stock. Holders of Series E Preferred Stock have no voting rights by reason of those shares, nor do they have any right to participate in any dividends paid by Bitzio. On December 31, 2015, the Company issued EXO Opportunity Fund LLC (“EXO”) 200,000 shares of Series E Preferred Stock in exchange for beneficial rights to 187,029 shares of GreenShift Series D Preferred Stock as part of the transactions related to the GreenShift merger. On December 31, 2015 the Company issued TCA Global Credit Master Fund, LP, for advisory fees, 320,000 shares of Series E Preferred Stock with a stated value at $3,200,000, for which the underlying conversion feature was valued as a derivative liability at a value greater than this amount of $3,435,737, with the excess treated as preferred dividends. The discount on this redeemable preferred stock of approximately $3.2 million will be amortized through December 31, 2016, the earliest redemption date. In the event that TCA does not realize net proceeds from the sale of these Series E preferred shares or the common shares upon conversion of the preferred shares (the “Advisory Fee shares”) equal to the $3,200,000 fee value by the maturity date of the credit facility, these Advisory fee shares will become subject to mandatory redemption by TCA. TCA may convert portions of principal and interest due under the TCA Note into shares of Bitzio common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of Bitzio common stock during the five trading days preceding conversion provided, however, that no conversion is permitted that will result in the Note-holder becoming the beneficial owner of more than 4.99% of Bitzio’s outstanding common stock.

The $2.9 million loan made on December 31, 2015 is, and any future loan will be, reflected in a Senior Secured Revolving Convertible Promissory Note (the “TCA Note”), which has a maturity date of December 31, 2016. The TCA Note bears interest at 11% per annum. The Credit Agreement required that Bitzio pay an advisory fee to TCA in the amount of $3,200,000. Payment was made on December 31, 2015 by the issuance of 320,000 shares of Series E Preferred Stock to TCA. On December 31, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designation designating 520,000 shares of preferred stock as Series E Preferred Stock. Each outstanding share of Series E Preferred Stock will have a preference on liquidation of Ten Dollars ($10). The holder of a share of Series E Preferred Stock will have the right to convert the Ten Dollar value of the share into common stock at a conversion price equal to 85% of the average closing bid price for Bitzio common stock during the five trading days preceding conversion, except that no conversion is permitted that will result in the holder becoming the beneficial owner of more than 4.99% of Bitzio’s outstanding common stock. Holders of Series E Preferred Stock have no voting rights by reason of those shares, nor do they have any right to participate in any dividends paid by Bitzio. On December 31, 2015, the Company issued EXO Opportunity Fund LLC (“EXO”) 200,000 shares of Series E Preferred Stock in exchange for beneficial rights to 187,029 shares of GreenShift Series D Preferred Stock. On December 31, 2015 the Company issued TCA Global Credit Master Fund, LP, 320,000 shares of Series E Preferred Stock with a stated value at $3,200,000, for which the underlying conversion feature was valued as a derivative liability at a value greater that this amount of $3,435,737 with the excess treated as preferred dividends. The discount on this redeemable preferred stock of approximately $3.2 million will be amortized through December 31, 2016, the earliest redemption date. A Preferred Dividend of $235,737 was immediately recognized at the time of the transaction. To secure its obligations under the Note and Credit Agreement, Bitzio pledged to TCA all of its assets, as did each of Bitzio’s subsidiaries. The agreements with TCA provide TCA with the right to seek redemption of its Series E shares by the Company in the event of default. In the event of a default under the TCA Note or with the consent of Bitzio, TCA may convert portions of principal and interest due under the TCA Note into shares of Bitzio common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of Bitzio common stock during the five trading days preceding conversion; provided, however, that no conversion is permitted that will result in the Note-holder becoming the beneficial owner of more than 4.99% of Bitzio’s outstanding common stock.

The fair value of the embedded conversion features of 320,000 shares of Series E Preferred Stock was determined using a Black-Scholes Simulation. This model requires the input of highly subjective assumptions, including the expected price volatility, which is based on the historical volatility of a peer group of publicly traded companies. Changes in the subjective input assumptions can materially affect the estimate of fair value of the warrants and the Company’s results of operations could be impacted.

The following assumptions were used in calculations of the Black-Scholes model for the year ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
Annual dividend yield	-%	-%
Expected life (years)	1.00	-
Risk-free interest rate	0.65%	-%
Expected volatility	334%	-%

SERIES F PREFERRED STOCK

On December 31, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designation designating 800,000 shares of preferred stock as Series F Preferred Stock. Each outstanding share of Series F Preferred Stock may be converted by the holder into shares of Bitzio common stock. The conversion ratio is such that the full 800,000 Series F shares convert into common shares representing 80% of the fully diluted common shares outstanding after the conversion (which includes all common shares outstanding plus all common shares potentially issuable upon the conversion of all derivative securities not held by the holder). The holder of Series F shares may cast the number of votes at a shareholders meeting or by written consent that equals the number of common shares into which the Series F shares are convertible on the record date for the shareholder action. In the event the Board of Directors declares a dividend payable to Bitzio common shareholders, the holders of Series F shares will receive the dividend that would be payable if the Series F shares were converted into Bitzio common shares prior to the dividend. In the event of a liquidation of Bitzio, the holders of 800,000 Series F shares will receive a preferential distribution equal to 80% of the net assets available for distribution to the shareholders.

WARRANTS

The following table summarizes all warrant activity for the year ended December 31, 2015 and 2014:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2013	22,561,948	$0.33
Granted	—	—
Exercised		—
Expired	(7,973,332)	—
Balance outstanding at December 31, 2014	14,588,616	$0.35

Exercisable, December 31, 2014	14,588,616	$0.35

Balance outstanding, December 31, 2014	14,588,616	$0.35
Granted	—	—
Exercised	—	—
Expired	(744,000)	0.40
Balance outstanding at December 31, 2015	13,844,616	$0.35

Exercisable, December 31, 2015	13,844,616	$0.35

The following table discloses information regarding outstanding and exercisable options and warrants at December 31, 2014:

	Outstanding			Exercisable
			Remaining Weighted
	Number of	Weighted Average	Average Contractual	Number of	Weighted Average
Range of Exercise Prices	Option Shares	Exercise Price	Term (Years)	Option Shares	Exercise Price

$0.20 - $0.29	2,000,000	$0.20	0.92	2,000,000	$0.20
$0.30 - $0.39	11,774,616	$0.37	0.72	11,774,616	$0.37
$0.40 - $0.49	70,000	$0.40	1.00	70,000	$0.40
	13,844,616	$0.35	0.75	13,844,616	$0.35

COMMON STOCK

During the year ended December 31, 2015, the Company issued 3,493,226,298 shares upon conversion of $328,256 in debt payable, and 878,833,333 shares for accrued salaries. During the year ended December 31, 2014 the Company issued 1,870,277,969 shares in conversion of notes payable of $912,132, 2,500,000 shares for cash of $2,500, 50,000,000 shares of its common stock to Angie Daza as a result of the acquisition of Cleo VII, Inc., and 850,000,000 shares of its common stock pursuant to the share exchange agreements (see Note 7, Goodwill and Intangible Assets and Note 9, Debt Obligations, below).

During the years ended December 31, 2015 and 2014, the Company agreed to issue a third party 7,200,000 shares (600,000 shares per month for twelve months) and 10,400,000 shares (1,000,000 shares per month from January 2015 to August 2015, then 600,000 shares per month for the remaining four months), respectively, of common stock for service rendered in the amount of $36,000 and $52,000, respectively. The Company also accrued 302,500,000 and 32,500,000 shares, respectively, of common stock based on employment agreements for amounts of $30,250 and $20,938, respectively. As of December 31, 2015 and 2014, the Company recorded common stock to be issued of $204,188 and $120,438, representing 327,795,812 and 49,345,812 shares of common stock issuable for services, which is included in additional paid in capital.

NOTE 6	DEPOSITS

The Company has total deposits in the amount of $469,730 as of the year ending December 31, 2015. For the year ended December 31, 2015, of this amount $400,000 has been classified under current assets.

NOTE 7	GOODWILL AND INTANGIBLE ASSETS

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

On July 16, 2014, the Company acquired 100% of the stock of Lexi Luu Designs, Inc. (“LL”), in exchange for 500,000,000 shares of Company common stock, plus a subordinate term note in the amount of $300,000 payable from LL on or before December 31, 2017, subject to compliance with applicable provisions of the Company’s senior loan agreements. We accounted for the transaction as an equity purchase. $183,629 of the purchase price paid was allocated among the assets and liabilities and the difference was allocated to intangible assets in the amount of $690,629. As of December 31, 2015 and 2014, the net carrying amount is $186,376 and $531,690, respectively. The associated intangible asset is being amortized over a life of 2 years.

On July 18, 2014, the Company acquired 100% of the stock of E-motion Apparel, Inc. (“EA”), in exchange for 350,000,000 shares of Company common stock, plus a subordinate term note in the amount of $300,000 payable from EA on or before December 31, 2017, subject to compliance with applicable provisions of the Company’s senior loan agreements. We accounted for the transaction as an equity purchase. $26,235 of the purchase price paid was allocated among the assets and liabilities and the difference was allocated to intangible assets in amount of $74,235. As of December 31, 2015 and 2014, the net carrying amount is $20,236 and $57,354. The associated intangible asset is being amortized over a life of 2 years.

Under our agriculture segment, GreenShift accounts for its intangible assets pursuant to ASC 350-20-55-24, “Intangibles – Goodwill and Other”. Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset’s estimated fair value with its carrying value, based on cash flow methodology. Intangibles with definite lives are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

The Company’s intangible assets at December 31, 2015 and 2014, respectively, include the following:

	2015	2014
License fees	$150,000	$—
Patent	50,000	—
Website	45,076	—
Customer relation	764,864	764,864
Accumulated amortization	(785,351)	(175,820)
Intangible assets, net	$224,589	$589,044

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets. Amortization of intangible assets was $385,634 and $209,085 for the twelve months ended December 31, 2015 and 2014, respectively. Estimated amortization expense for future years is as follows:

2016	$209,814
2017	3,202
2018	3,202
2019	3,202
2020	3,202
Thereafter	1,967
Total	$224,589

NOTE 8	PROPERTY AND EQUIPMENT

Depreciation expense for the years ended December 31, 2015 and 2014 was $4,392 and $3,150, respectively. Property, plant and equipment consisted of the following:

	2015	2014
Furniture and fixtures	$1,404	$1,404
Machinery and equipment	27,967	4,470
Computer equipment	1,504	—
Sub-total	30,875	5,874
Less accumulated depreciation	(7,542)	(3,150)
Total	$23,333	$2,724

NOTE 9	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of December 31, 2015 and 2014:

	2015	2014
Current portion of long term debt:
Mortgages and other term notes	$—	$—
Current portion of notes payable	402,322	677,572
Current portion of notes payable – related party	310,100	163,666
Note discounts	(47,341)	(349,891)
Total current portion of long term debt	$665,081	$491,347

Current portion of convertible debentures:
TCA Global Credit Master Fund, L.P., 11% interest, conversion at 85% of market	$2,900,000	—
Better Half Bloodstock, Inc., 0% interest, conversion at 90% of market	50,000	—
Dakota Capital, 6% interest, conversion at 90% of market	549,723	—
EFG Bank, 6% interest, conversion at 90% of market	117,948	—
Empire Equity, 6% interest, conversion at 90% of market	113,768	—
Epelbaum Revocable Trust, 6% interest, conversion at 90% of market	91,252	—
JMC Holdings, LP, 6% interest, conversion at 90% of market	140,380	—
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	2,399	—
Susan Schneider, 6% interest, conversions at 90% of market	10,510	—
Mountainville Ltd., 6% interest, conversions at 90% of market	1,190,446	—
TRK Management LLC, 6% interest, no conversion discount	100,000	—
Cantrell Winsness Technologies, LLC, 2% interest, conversion at 100% of market	75,000	—
Minority Interest Fund (II), LLC, 6% interest, conversion at 90% of market	1,517,830	—
Long Side Ventures, 6% interest, conversion at 90% of market	85,000	—
Related Party Debenture, 6% interest, no conversion discount	59,440	—
112359 Factor Fund LLC, 6% interest, net of discount	—	690,184
FLUX Carbon Starter Fund LLC, 6% interest, no conversion discount	255,000	—
Five Nine Group LLC, 6% interest, no conversion discount	250,000	—
Asher Enterprises, Inc. 8% interest, conversion at 59% of market, net of discount		16,798
Donald Wachelka, 8.5% interest, conversion at $0.10	-	50,000
Convertible note related party, conversion at $0.05	—	150,000
Settlement Contingency Debentures	240,000	101,000
Total current portion of convertible debentures	$7,748,696	$1,007,982

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	$175,000	$—
Cantrell Winsness Technologies, LLC, 2% interest, conversion at 100% of market	325,000	—
Long Side Ventures, 6% interest, conversion at 90% of market	225,586	—
EXO Opportunity Fund, LLC, 6% interest, conversion at 90% of market	4,500,000	—
Note discount	(4,500,000)	—
Total long term convertible debentures	$725,586	$—

A total of $12,974,282 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements as of December 31, 2015 and the Company’s ability to meet such obligations:

Year	Amount
2016	$8,461,118
2017	4,625,000
2018	600,586
2019	—
2020	—
Thereafter	—
Total minimum payments due under current and long term obligations	$13,686,704

TCA CREDIT LINE

On December 31, 2015, Bitzio and each of its subsidiaries entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”). Pursuant to the Credit Agreement, TCA loaned $2,900,000 to Bitzio on December 31, 2015. The Credit Agreement contemplates that the lending limit may be increased to $5,000,000, on Bitzio’s request and at TCA’s discretion, provided that amount of loans outstanding under the Credit Agreement will be capped based upon lending ratios specified in the Credit Agreement. A total of $2,500,000 from the amount loaned on December 31, 2015 was used by Bitzio to purchase the Series G shares from GreenShift, as described above (see Note 5, Shareholder’s Equity, above).

The $2.9 million loan made on December 31, 2015 is, and any future loan will be, reflected in a Senior Secured Revolving Convertible Promissory Note (the “TCA Note”), which has a maturity date of December 31, 2016. The TCA Note bears interest at 11% per annum. In the event of a default under the TCA Note or with the consent of Bitzio, TCA may convert portions of principal and interest due under the TCA Note into shares of Bitzio common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of Bitzio common stock during the five trading days preceding conversion; provided, however, that no conversion is permitted that will result in the Note-holder becoming the beneficial owner of more than 4.99% of Bitzio’s outstanding common stock. The Credit Agreement required that Bitzio pay an advisory fee to TCA in the amount of $3,200,000. Payment was made on December 31, 2015 by the issuance of 320,000 shares of Series E Preferred Stock to TCA. To secure its obligations under the Note and Credit Agreement, Bitzio pledged to TCA all of its assets, as did each of Bitzio’s subsidiaries.

FACTOR FUND DEBENTURE

On August 5, 2014, the Company issued a $650,000 convertible debenture to 112359 Factor Fund LLC (“Factor Fund”) for $325,000 in cash, paid between August 2014 and May 2015. The debenture carried interest at 8% per annum, and converted into Company common stock at a conversion price equal to 100% of the average of the five (5) lowest closing market prices for the common stock for the sixty trading days preceding conversion, but may not convert into a number of shares that would result in the holder owning beneficially more than 9.99% of the Company’s outstanding shares. On February 26, 2015, Factor Fund assigned the balance due under the foregoing debenture in two equal $325,000 portions to its members, Five Nine Group LLC (“Five Nine”) and FLUX Carbon Starter Fund LLC (“FCSF”). On the same date, the Company additionally issued convertible debentures with a principal balance of $534,888 to Factor Fund in exchange for debentures issued to Factor Fund in prior periods. The issued amount was then assigned in two equal portions to Factor Fund’s members, Five Nine and FCSF. A total of $592,444 was due as of February 26, 2015, to each Five Nine and FCSF as a result of the foregoing transactions. Of the amount assigned to FCSF, $108,560 of principal plus $16,440 of interest was transferred to Long Side Ventures LLC (“LSV”). The holder of each debenture may convert the principal and interest accrued on the A&R Debentures into common stock at a conversion price equal to 100% of the average of the five (5) lowest closing market prices for the common stock for the sixty trading days preceding conversion, but may not convert into a number of shares that would result in the holder owning beneficially more than 4.99% of the Registrant’s outstanding shares. The Company accounted for the foregoing transfers as an extinguishment of debt and recorded a loss on extinguishment of $938,489.

On December 31, 2015, Five Nine and FCSF agreed to exchange 100% of their respective right, title and interest, in to and under all amounts assigned from Factor Fund and otherwise due to each party in exchange for two $250,000 debentures, one each issued to Five Nine and FCSF. The holder of each debenture may convert the principal and interest accrued on the A&R Debentures into common stock at a conversion price equal to 100% of the average of the five (5) lowest closing market prices for the common stock for the sixty trading days preceding conversion, but may not convert into a number of shares that would result in the holder owning beneficially more than 9.99% of the Registrant’s outstanding shares. Per ASC 470-50-40-10 the exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The company found that the present value of the cash flows of the new debt instrument was at least 10% different from the present value of the remaining cash flows of the original instrument. Therefore, debt extinguishment accounting rules apply. Accordingly, the reissued convertible notes payable were initially recorded at fair value, with a gain on extinguishment of debt of $639,667 for the difference in the fair value of the new notes compared to the carrying value of the old notes.

YA GLOBAL INVESTMENTS, L.P.

On December 31, 2015, YA Global Investments, LP (“YA Global”) and GreenShift entered into a Settlement Agreement pursuant to which YA Global split its outstanding debt into two debentures, a $14,196,897 debenture and a $5,000,000 debenture; and then accepted, in satisfaction of $14,196,897 of principal and interest accrued on debentures previously issued by GreenShift, a cash payment of $2,000,000, and the execution of a participation agreement by GreenShift and its affiliates. The $5 million debenture was assigned to EXO Opportunity Fund LLC (“EXO”) on the same date. The participation agreement provides that, for an indefinite term, GreenShift and its subsidiaries will pay to YA Global an amount equal to 15% of all payments received by the Company from any new licensees issued in connection with its intellectual properties, including any amounts awarded in the Company’s pending and future infringement matters, net of any legal fees and expenses incurred in obtaining the settlement or award. The balance due to YA Global, including all convertible debt, was paid and satisfied in full as a result of the foregoing transactions.

On the same date, GreenShift deposited $400,000 in cash into escrow in anticipation of settling an additional $2,939,000 in principal and interest due from GreenShift to various assignees of YA Global (“YAGI Assignees”). The relevant agreement provided that the YAGI Assignees had until March 31, 2016, to accept their respective share of the settlement amount. All but three of the assignees, corresponding to about $25,000 in debt, accepted the settlement terms as of such date; in turn corresponding to a total of an additional $2,914,000 in debt elimination during the first quarter 2016 (see Note 22, Subsequent Events, below).

The terms of the $5 million debenture assigned to EXO and the $25,000 balance due to the YA Global assignees noted above are nearly identical. Each debenture bears interest at 6% per annum, and each holder has the right, but not the obligation, to convert any portion of the debenture into GreenShift’s common stock at a rate equal to 90% of the lowest daily volume weighted average price of GreenShift’s common stock during the 20 consecutive trading days immediately preceding the conversion date. The debentures mature on December 31, 2017. The debentures also contain a “buy-in” provision in regards to potential cash-settled portion of any conversion.

GreenShift accounted for the foregoing debentures in accordance with ASC 815, Derivatives and Hedging, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of GreenShift’s common shares.

GreenShift determined the aggregate value of the YAGI Assignee debentures at December 31, 2014, to be $1,605,782 which represented the aggregate face value of the debentures of $1,445,266 plus the present value of the conversion feature. During the year ended December 31, 2015, GreenShift made payments against the YAGI Assignee debentures which resulted in a $25,227 reduction of the fair value of the conversion liability for the period. In addition, the value was reduced by $400,804 for conversion features eliminated upon retirement of the related debentures (see below) as well as a reduction of $16,655 due to conversions during the period. During the year ended December 31, 2015, a value of $16,655 was recognized for conversion features and accretion to fair value for new debentures assigned during the period. The carrying value of the YAGI Assignee debentures was $2,518,167 as of December 31, 2015, including principal of $2,266,426 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $251,760 as of December 31, 2015. Interest expense of $122,156 for these obligations was accrued for the year ended December 31, 2015.

GreenShift is prohibited under its loan agreements from issuing common shares at prices lower than those afforded to EXO in the absence of EXO’s prior consent. The EXO Debenture provides for adjustments to the conversion price to the extent that GreenShift issues equity at a lower price in the future. As a result, in any such event, EXO would have the right to receive common shares upon conversion of the EXO Debenture at rates equal to the relevant lower rates. A note discount of $5,000,000 and a derivative liability of $7,484,632 were recorded at the time of the assignment. GreenShift accounted for the EXO Debenture in accordance with 815-40, Derivatives and Hedging, as the conversion feature embedded in the EXO Debenture could result in the note principal being converted to a variable number of GreenShift’s common shares. The balance of the EXO Debenture (including the related note discount) was $4,500,000 at December 31, 2015. At December 31, 2015, GreenShift valued the conversion features using a Black-Scholes model with a weighted probability calculation of the conversion price reset feature and the following assumptions: dividend yield of zero, years to maturity of 2.0 years, Discount rate of 0.14 percent, and annualized volatility of 296%. During the year ended December 31, 2015, the change in the fair value of the derivative resulted in an accounting gain of $248,463. As of December 31, 2015, the fair value of the derivative liability was $6,736,169.

As of December 31, 2010, GreenShift had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debenture”) and convertible debentures payable to Viridis Capital LLC in an aggregate principal amount of $518,308 (the “Viridis 2010 Debenture”). Effective October 1, 2015, MIF assigned $557,500 of its convertible debt to EXO (the “EXO Debenture”). As of December 31, 2015, MIF assigned $100,000 of its balance to TKR Management LLC. During the year ended December 31, 2014, $95,390 and $70,812 in principal was converted into common stock as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the balances of the EXO, TKR, MIF and Viridis Debentures were $0, $100,000, $1,517,830, and $0, respectively.

During the year ended December 31, 2015, GreenShift issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC (“CWT” and the “CWT Debenture”) in exchange for all amounts accrued under the technology agreement and CWT’s interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into GreenShift’s common stock at $0.001 per share. The CWT Debenture matures December 31, 2018. The balance of the CWT Debenture was $400,000 at December 31, 2015.

During the year ended December 31, 2012, GreenShift incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into GreenShift’s common stock at a rate equal to 100% of the closing market price for GreenShift’s common stock for the day preceding the conversion date. The Gerova Debenture matures December 31, 2018. Gerova delivered a release in favor of GreenShift in respect of any and all amounts that may have been due under GreenShift’s former guaranty agreement with Gerova. The balance of the Gerova Debenture was $175,000 at December 31, 2015. Interest expense of $3,500 for these obligations was accrued for the year ended December 31, 2015.

During the year ended December 31, 2013, Minority Interest Fund (II), LLC assigned $200,000 of its convertible debt to Nicholas J. Morano, LLC (“Morano” and the “Morano Debenture”). Morano shall have the right, but not the obligation, to convert any portion of the accrued interest into GreenShift’s common stock at 100% of the market price for GreenShift’s common stock at the time of conversion. During the year ended December 31, 2014, $75,746 in principal was converted into common stock. Morano released GreenShift from its obligation to pay off the remaining balance on the debenture. The balance of principal and interest due under the Morano Debenture was $0 at December 31, 2015.

Effective December 31, 2015, Minority Interest Fund (II), LLC assigned $100,000 of its convertible debt to TRK Management, LLC (“TRK” and the “TRK Debenture”). TRK shall have the right, but not the obligation, to convert any portion of the accrued interest into GreenShift’s common stock at 100% of the market price for GreenShift’s common stock at the time of conversion. The balance of the TRK Debenture was $100,000 at December 31, 2015.

ASHER ENTERPRISE INC.

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

On August 20, 2014, the Company issued an 8% convertible promissory note in the aggregate principal amount of $20,500 to an accredited investor. The note has a maturity date of May 15, 2015. The note is convertible into shares of our common stock at a conversion price of 59% of the average of the three (3) lowest per share market values during the ten (10) trading days immediately preceding a conversion date. During the nine months ended September 30, 2015, the Company recorded an interest expense of $606. The Company accounted for the conversion feature as a derivative valued at $31,689, of which $20,500 was recorded as a debt discount to be amortized over the life of the note. The remaining $11,189 was expensed immediately to interest expense. As of December 31, 2015, the note and accrued interest was fully repaid.

NOTE 10	COMMITMENTS AND CONTINGENCIES

FACILITIES

Our agriculture group headquarters are located in Alpharetta, Georgia. The Alpharetta lease had a one year term that terminated on January 2016, at which time the lease was extended by another year. The monthly lease payment is $1,664. For the agriculture group, the total rent for the years ended December 31, 2015 and 2014 was $21,257 and $22,500, respectively. Our apparel operations are based in Chatsworth, California. The Chatsworth lease has a three year term that terminates in January 2019. The monthly lease payment is $4,300. For the apparel group, the total rent for the years ended December 31, 2015 and 2014 was $38,674 and $44,021, respectively.

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent No. 7,601,858, titled “Method of Processing Ethanol Byproducts and Related Subsystems” (the ‘858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the PTO issued U.S. Patent No. 7,608,729, titled “Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage” (the ‘729 Patent) to GS CleanTech. Both the ‘858 Patent and the ‘729 Patent relate to GreenShift’s corn oil extraction technologies. GS CleanTech Corporation, our wholly-owned subsidiary, subsequently filed legal actions in multiple jurisdictions alleging infringement by various persons and entities. Multiple additional related suits and countersuits were filed. On May 6, 2010, we submitted a “Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings” to the United States Judicial Panel on Multidistrict Litigation (the “Panel”) located in Washington, D.C. In this motion, we moved the Panel to transfer and consolidate all pending suits involving infringement of our patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the “MDL Case”). In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. The summary judgment ruling was not final and there are additional issues in the MDL Case that can be expected to be resolved this year. We disagree with the court’s ruling and intend to mount a vigorous appeal at the appropriate time.

OTHER MATTERS

GreenShift is party to an action entitled Max v. GS AgriFuels Corp., et al. in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against GreenShift and other defendants, arising from a series of Share Purchase Agreements dated March 6, 2007, under which the individual plaintiffs sold their shares in Sustainable Systems, Inc., to GS AgriFuels Corporation, a former subsidiary of GreenShift. In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages in the amount of $6 million. On March 19, 2013, the Court granted in part the defendants’ motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against GreenShift and certain other corporate defendants. On April 1, 2015, GreenShift entered into a settlement agreement pursuant to which the plaintiff s are to receive $25,000 in cash and a convertible debenture in the amount of $300,000. In the event that the plaintiffs have not converted the debenture in full at the expiration of three years, the plaintiffs may request the remaining amount be paid in full at that time. While the settlement agreement has not yet been implemented by the payment of the specified cash and the issuance of the specified debenture, the action has been marked “disposed” by the court.

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs. On February 24, 2015, GreenShift entered into a settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and securities in the amount of $250,000. GreenShift accrued the entire $400,000 judgment on its books as of the year ended December 31, 2014. During the six months ended June 30, 2014, GreenShift issued a debenture to Long Side Ventures in the amount of $250,000 (see Note 9, Debt Obligations, above). GreenShift has already paid the $150,000 due in cash under the settlement agreement. Nevertheless, there is a current dispute with the plaintiffs as to whether GreenShift and the other defendants have performed their obligations under the settlement agreement, and whether the plaintiffs have the right to declare a default under the settlement agreement. GreenShift has taken the position that it has fully performed and intends to vigorously contest any alleged default. Upon the performance of the terms of the Settlement Agreement, the Action will be dismissed against GreenShift and the other defendants.

On October 10, 2013, Golden Technology Management, LLC, and other plaintiffs commenced an action entitled Golden Technology Management, LLC, et al. v. NextGen Acquisition, Inc. et al. in the Supreme Court of the State of New York, County of New York, alleging breach of contract and other causes of action against GreenShift in connection with the acquisition of NextGen Fuel, Inc. by a former subsidiary. Plaintiffs seek damages in excess of $5,200,000 plus prejudgment interest and costs. On December 22, 2014, the court granted summary judgment as to the former subsidiary’s liability for payment of the sum of $3.2 million, plus prejudgment interest and costs. The plaintiffs’ have asserted a claim for alter ego liability for that amount against GreenShift and the other defendants. The litigation is proceeding and GreenShift intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

GreenShift is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. GreenShift and its subsidiaries are party to numerous matters pertaining to outstanding amounts alleged to be due. Management is unable to characterize or evaluate the probability of any outcome at this time.

Under GreenShift’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is a $2,500 deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

GreenShift is party to an employment agreement with Kevin Kreisler, GreenShift’s Chairman and Chief Executive Officer, which agreement includes terms for reimbursement of expenses, periodic bonuses, four weeks’ vacation and participation in any employee benefits provided to all employees of GreenShift Corporation.

GreenShift’s Articles of Incorporation provide that GreenShift shall indemnify its officers, directors, employees and agents to the full extent permitted by Delaware law. GreenShift’s Bylaws include provisions to indemnify its officers and directors and other persons against expenses (including attorney’s fees, judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities. GreenShift does not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully. GreenShift is further subject to various indemnification agreements with various parties pursuant to which GreenShift has agreed to indemnify and hold such parties harmless from and against expenses and costs incurred (including attorney’s fees, judgments, fines and amounts paid for settlement) in connection with the provision by such parties of certain financial accommodations to GreenShift. Such parties indemnified by GreenShift include FLUX Carbon Corporation, EXO Opportunity Fund LLC, Minority Interest Fund (II) LLC, Acutus Capital LLC, and various family members of GreenShift’s chairman that have provided GreenShift with cash investments.

Prior to December 31, 2015, Viridis was subject to guaranty and pledge agreements in favor of YA Global, pursuant to which Viridis pledged its equity in GreenShift and other assets to secure GreenShift ‘s payment obligations under its prior agreements with YA Global. To cure various defaults of GreenShift’s debt to YA Global in 2007, 2009 and 2010, YA Global liquidated about $1.8 million of stock owned by Viridis, the proceeds of which were applied by YA Global to the reduction of amounts due from GreenShift. In addition, as a further requirement of YA Global to cure debt defaults in 2007 and 2008, an affiliate of Viridis agreed to eliminate about $2.2 million in debt and exchange another $800,000 in debt for restricted common shares; which shares were subject to restrictions on transfer required by YA Global. Each of the foregoing transactions triggered tax consequences and GreenShift’s associated agreements to indemnify. During the year ended December 31, 2015, GreenShift incurred a total of about $1 million in other expenses related to indemnification expenses in satisfaction of its obligations under relevant agreements, which is disclosed in Other Expenses within the accompanying Statement of Operations.

NOTE 11	GUARANTY AGREEMENT

On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of GreenShift’s Series G Preferred Stock (see Note 5, Shareholders’ Equity, above). The TCA loan was made pursuant to a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), under which TCA may lend to Bitzio up to $5.0 million. GreenShift and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement in favor of TCA on December 31, 2015. FCC, GreenShift, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA, pursuant to which GreenShift and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, GreenShift and each subsidiary pledged all of its assets to secure the guaranty to TCA.

NOTE 12	SEGMENT INFORMATION

We determined our reporting units in accordance with ASC 280, “Segment Reporting” (“ASC 280”). We evaluate a reporting unit by first identifying its operating segments under ASC 280. We then evaluate each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meet the definition of a business, we evaluate those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, we determine if the segments are economically similar and, if so, the operating segments are aggregated.

The Company’s operations during the fiscal year ended December 31, 2015 are classified into two reportable business segments: Lifestyle and Agriculture. Each of these segments is organized based upon the nature of products and services offered. The Company’s operations during the fiscal year ended December 31, 2014 are comprised solely of Lifestyle. Summarized financial information about each segment is provided below:

	Corporate	Lifestyle	Agriculture	Total
Year Ended December 31, 2015

Total Assets	$5,025,157	$210,841	$5,635,372	$10,871,370

Revenue	$—	$402,818	$9,466,988	$9,869,806
Costs of sales	—	325,191	3,177,314	3,502,505
Depreciation/amortization expense	386,823	—	3,202	390,025
Operating expenses - other	2,488,255	310,458	4,860,574	7,659,287

Gain on extinguishment of debt	13,309,542	—	8,505,635	21,815,177
Interest expense	(5,831,899)	(10,158)	—	(5,842,057)
Change in fair value of derivatives	3,916,310	—	—	3,916,310
Equity loss from investee	—	—	(643,320)	(643,320)
Other expense	(1,031,095)	—	—	(1,031,095)
Income (loss) before taxes	7,487,780	(242,989)	9,288,213	16,533,004
Taxes	(146,477)	—	—	(146,477)
Net income (loss)	$7,341,303	$(242,989)	$9,288,213	$16,386,527

Preferred stock dividends	(244,504)	—	—	(244,504)

Year Ended December 31, 2014

Total Assets	$660,681	$238,448	$—	$899,129

Revenue	$79,754	$314,757	$—	$394,511
Costs of sales	31,375	177,954	—	209,329
Depreciation/amortization expense	209,085	—	—	209,085
Operating expenses - other	980,420	183,037	—	1,163,457

Change in fair value of derivatives	(2,044,298)	—	—	(2,044,298)
Interest expense	(791,681)	—	—	(791,681)
Gain (loss) on extinguishment of debt	(42,778)	—	—	(42,778)
Other income (expense)	24,476	—	—	24,476
Income (loss) before taxes	(3,995,407)	(46,234)	—	(4,041,641)
Taxes	—	—	—	—
Net loss	$(3,995,407)	$(46,234)	$—	$(4,041,641)

During the year ended December 31, 2015, for our agriculture segment, one customer provided 56% of total revenue in the aggregate, totaling $5,528,739; during the year ended December 31, 2014, two customers each provided over 10% of our revenue and 30% of total revenue in the aggregate.

NOTE 13	MINORITY SHAREHOLDER OBLIGATION

Under our agriculture segment, GreenShift accrued $158,284 as of December 31, 2015, in connection with amounts incurred prior to 2005 by an inactive subsidiary.

NOTE 14	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information:

	2015	2014
Cash paid during the year for the following:
Interest	$—	$—
Income taxes	—	—

Supplemental schedule of non-cash investing and financing activities:
Debentures converted into common stock	986,601	1,870,279
Debt discounts on convertible notes payable	4,620,000	463,000
Reduction in value of conversion features of convertible debt from conversions	30,963	—
Investment in joint venture via contribution of intellectual property	4,000,000	—
Forgiveness of affiliate receivable charged against paid-in capital	480,625	—
Acquisition of subsidiaries	—	1,761,345
Note payable paid by a third party	—	94,500
Other issue discount	—	90,000

Acquisition of Lexi Luu:
Cash acquired	—	170
Other assets acquired	—	778,533
Liabilities assumed	—	(358,703)
Earn-out contingent liability	—	(120,000)
3,000,000 common shares issued	—	(300,000)

Acquisition of E-motion Apparel
Cash acquired	—	(497)
Other assets acquired	—	245,092
Liabilities assumed	—	(196,595)
Earn-out contingent liability	—	(48,000)
	—	-

Acquisition of GreenShift and its subsidiaries:
Cash acquired	587,021	—
Other assets acquired	1,494,740	—
Liabilities assumed	(41,797,563)	—
Excess of carrying value of consideration given, recorded against non-controlling interest, additional paid in capital and accumulated deficit	42,216,802	—
Total non-cash consideration (below)	(2,501,000)

Note payable issued	2,500,000
Issuance of Series E Preferred Stock	200	—
Issuance of Series F Preferred Stock	800	—

Acquisition of Punkz Gear:
Cash acquired	16,526	—
Other assets acquired	8,276	—
Liabilities assumed	(740)	—
Excess of carrying value of note payable issued over net assets received and recorded as additional paid in capital	(175,938)	—
Note payable issued	(200,000)	—

Acquisition of Skipjack:
Cash acquired	1,502	—
Other assets acquired	35,494	—
Liabilities assumed	(21,747)	—
Excess of carrying value of note payable issued over net assets received and recorded as additional paid in capital	(84,751)	—
Note payable issued	(100,000)	—

NOTE 15	RELATED PARTY TRANSACTIONS

On February 26, 2015, the Company entered into and closed under a securities purchase agreement to acquire 100% of the outstanding shares of Skipjack Dive and Dancewear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $100,000 owed to the individual who was the Company’s chief executive officer at that time. The note has a maturity date of December 31, 2015, and is convertible at the rate of $0.10 per share into 1,000,000 shares of common stock of the Company. As of December 31, 2015, the Company had principal outstanding in the note of $100,000. On March 3, 2015, the Company entered into and closed under a securities purchase agreement to acquire 100% of the outstanding shares of Punkz Gear, Inc., in exchange for a 2% subordinate secured term note in the aggregate principal amount of $200,000 owed to the individual who was the Company’s chief executive officer at that time. The note has a maturity date of December 31, 2015, and is convertible at the rate of $0.10 per share into 2,000,000 shares of common stock of the Company. As of December 31, 2015, the Company had principal outstanding in the note of $200,000.

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by GreenShift (see Note 9, Debt Obligations, above). The managing member of MIF is a relative of GreenShift’s chairman. On December 31, 2015, MIF and Acutus Capital LLC (“AC”) assigned their respective beneficial ownership interests in the Series D Shares to EXO Opportunity Fund LLC (“EXO”) (see Note 5, Shareholders’ Equity, above). EXO, in turn, assigned the corresponding beneficial interests to Bitzio in exchange for 200,000 shares of Bitzio Series E Preferred Stock. On the same date, FLUX Carbon Corporation (“FCC”), an entity owned by Kevin Kreisler, GreenShift’s chairman, transferred its ownership interest in Viridis Capital LLC (“Viridis”) to Bitzio. As a result of the foregoing transactions, on December 31, 2015, Bitzio was the beneficial owner of 862,500 Series D Shares, as well as AC’s 2011 contractual right to receive an additional 124,875 Series D Shares, all of which was exchanged for 700,000 shares of GreenShift’s Series G Preferred Stock. GreenShift filed a Certificate of Elimination for its Series D Preferred Stock after completing that transfer. On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of GreenShift’s Series G Preferred Stock (see Note 5, Shareholders’ Equity, above). FCC, GreenShift, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, executed a Guaranty Agreement in favor of TCA on December 31, 2015, pursuant to which GreenShift and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement (see Note 11, Guaranty Agreement, above). As a result of all of the foregoing transactions, as of December 31, 2015, FCC was the beneficial owner of 80% of Bitzio’s equity, and Bitzio was the beneficial owner of 80% of GreenShift’s equity. Bitzio develops and commercializes clean technologies that facilitate the more efficient use of natural resources, and is focused on doing so primarily in three sectors: agriculture, energy and lifestyle. Kevin Kreisler, GreenShift’s chairman and chief executive officer, was appointed to the posts of chairman and chief executive officer upon completion of the foregoing transactions.

During the year ended December 31, 2015, GreenShift issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC (“CWT” and the “CWT Debenture”) in exchange for all amounts accrued under the TAA and CWT’s interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into GreenShift’s common stock at $0.001 per share. The CWT Debenture matures December 31, 2018. CWT delivered a release in favor of GreenShift in respect of any and all amounts that may have been due under GreenShift’s Amended and Restated Technology Acquisition Agreement with CWT. The balance of the CWT Debenture was $400,000 at December 31, 2015.

During the year ended December 31, 2015, and further to GreenShift’s stated diversification plans, GreenShift invested in the development of technologies and businesses that are strategically-relevant to GreenShift’s existing operations. GreenShift’s wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC (“GX”), an entity that in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC (“LLC”). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products (“Bioproducts Portfolio”), which had previously been developed by GX in concert with various third parties. Under the associated agreements, an unaffiliated member of LLC has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. As of December 31, 2015, GreenShift extended and had about $72,000 in receivables due from GFD, which amount has since been paid.

During 2015, GreenShift loaned about $30,000 to Plaid Canary Corporation (“PCC”), for use in the development of agricultural technology; about $90,000 to FLUX Carbon Mitigation Fund LLC (“FCMF”), for use in the development of energy technology and businesses; and about $92,000 to Bitzio, Inc. (“Bitzio”), for use in the development of lifestyle technology and businesses. GreenShift additionally incurred about $684,000 in research and development costs involving its efforts with PCC and agricultural technology. FLUX Carbon Corporation (“FCC”) is the beneficial owner of an 80% equity interest in Bitzio, and of the majority of the stock of the companies which own PCC and FCMF. FCC is owned by Kevin Kreisler, our chairman and chief executive officer.

At December 31, 2014, $10,665 was due and payable to our then current Chief Financial Officer as a result of a short-term demand loan he made to the Company. As well, a total of $123,000 was due to our former Chief Executive Officer related to earned fees during his tenure. During 2013, the Company borrowed $150,000 from related party through a convertible promissory note bearing interest at 10% with a maturity date of January 1, 2014. The note contains a conversion feature wherein the note may be converted to shares of the Company’s common stock at the lower of $0.05 per common share of December 31, 2014, the Company had principal outstanding in the note of $150,000, and accrued interest of $15,001.

NOTE 16	INCOME TAXES

Under the lifestyle segment, the Company provides for income taxes under ASC 740, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $51.5 million for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. Due to net operating loss carryforwards, income tax returns remain subject to examination by federal and most state tax authorities.

The tax loss carry-forwards are available to offset future taxable income with the federal and state carry-forwards beginning to expire in 2023. The Company has evaluated its tax positions for years which remain subject to examination by major tax jurisdictions, in accordance with the requirements of ASC 740 and as a result concluded no adjustment was necessary. The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. For 2015, the Company’s subsidiary, GreenShift does not plan on making the election to be included in Bitzio’s consolidated tax returns, thus it is presented below as a separate taxpaying component. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2011 and forward, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2015. There were no unrecognized tax benefits. Interest and penalties related to uncertain tax positions will be recognized in income tax expense. As of December 31, 2015, no interest related to uncertain tax positions had been accrued.

The provision for income taxes for the years ended December 31, 2015 and December 31, 2014 consisted of the following:

	2015	2014
Current provision:
Federal	$143,957	$—
State	2,520	—
Total current provision	146,477	—

Deferred provision (benefit) for tax:
Federal	—	—
State	—	—
Total deferred provision (benefit) for tax	—	—

Total provision for tax	$146,477	$—

The Company has more than one taxpaying component which is composed of GreenShift and all the other consolidated entities (“Bitzio”) that reflect the tax provision on a separate return basis. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	Bitzio 12/31/15	GreenShift 12/31/15	Total 12/31/15

Book income (loss) before income taxes	$206,636	$5,424,623	$5,631,259
Stock options issued for services	113,560	—	113,560
Interest expense on convertible notes	205,090	345,545	550,635
Interest related to conversion features	—	1,435,664	1,435,664
Amortization of Goodwill	(125,274)	—	(125,274)
Change in derivative liability	(977,784)	(353,762)	(1,331,546)
Investee loss	—	218,729	218,729
Utilization of net operating loss carryforwards	—	(2,626,962)	(2,626,962)
Gain on extinguishment of debt	—	(4,146,945)	(4,146,945)
Other	—	(150,415)	(150,415)
Change in valuation allowance	577,772	—	577,772
Income tax expense	—	146,477	146,477

Bitzio 12/31/14
Book income (loss) from operations	(1,373,641)
Interest expense on convertible notes	184,198
Amortization of Goodwill	(125,274)
Change in derivative liability	695,061
Change in valuation allowance	619,656
Income tax expense	—

In assessing whether the deferred tax assets are realizable, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible. Management believes it is more likely than not that the Company will not realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Net deferred tax assets consist of the following components as of:

	Bitzio 12/31/15	GreenShift 12/31/15	Total 12/31/15

Net operating loss carry forwards (expire through 2035)	$6,413,913	$11,088,465	$17,502,378
Stock/options issued for services	534,877	—	534,877
Allowance for doubtful accounts	—	41,000	(41,000)
Total gross deferred tax asset/liabilities	6,948,790	11,047,465	17,996,255
Valuation allowance	(6,948,790)	(11,047,465)	(17,996,255)
Net deferred taxes	—	—	—

Bitzio 12/31/14
Net operating loss carry forwards (expire through 2034)	5,836,142
Stock/options issued for services	421,317
Total gross deferred tax asset/liabilities	6,257,459
Valuation allowance	(6,257,459)
Net deferred taxes	—

NOTE 17	ACQUISITIONS

On July 16, 2014, we entered into a sales purchase agreement to acquire 100% of the outstanding shares of Lexi Luu Designs, Inc. (“LL”). Bitzio paid 500,000,000 restricted common shares for this acquisition. 300,000,000 shares valued $0.0014, the market price of the Company’s stock on the day of acquisition, or $420,000, was the consideration given. The other 200,000,000 shares were recorded as compensation for the continuing employment for Mr. Blanchette and will be expensed over the service period of 20 months. The value of the shares will be amortized over the service period of approximately 20 months. LL shareholders are able to earn an additional $300,000 in restricted common shares over the course of three years in an earn-out upon hitting certain revenue benchmarks. The Company recorded an earn-out contingent liability of $87,000 as part of the acquisition. We accounted for the transaction as a business combination. Of the purchase price paid as of July 16, 2014 ($183,629) was allocated among the assets and liabilities and the difference was assigned to intangible assets. As of December 31, 2015 and 2014, the revenue of LL was below the earn-out revenue benchmark, we wrote off $27,000 and $28,000 in contingent liability, respectively. Per ASC 805-10-050-4, if the acquirer is a public entity, if comparative financial statements are presented, the revenues and earnings of the combined entity for the current reporting period as though the acquisition date as of the beginning the annual reporting period.

The following table summarizes our consolidated results of operations for the year ended December 31, 2014, as well as unaudited pro forma consolidated results of operations as though the Lexi Luu Designs and E-motion Apparel acquisitions had occurred on January 1, 2014:

	As Reported 12/31/14	Pro Forma 12/31/14

Net sales	$394,511	$767,310
Net income (loss)	(1,187,360)	(1,174,919)
Earnings per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved if the Lexi Luu Designs and E-motion Apparel had occurred on January 1, 2014.

On July 18, 2014, we entered into a sales purchase agreement to acquire 100% of the outstanding shares of E-motion Apparel, Inc. (“EA”). Bitzio paid 350,000,000 restricted commons shares for this acquisition. All 350,000,000 shares were recorded as compensation for the continuing employment for Ms. Brassington and Ms. Cunningham and will be expensed over the service period of 20 months. E-motion Apparel shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn-out upon hitting certain revenue benchmarks. The Company recorded an earn-out contingent liability of $48,000 as part of the acquisition. We accounted for the transaction as a business combination. Of the purchase price paid as of July 18, 2014 ($26,235) was allocated among the assets and liabilities and the difference was assigned to intangible assets. This License Agreement between Bitzio and E-motion Apparel was cancelled on July 18, 2014 and was replaced with the sales purchase agreement. As of December 31, 2015 and 2014, as the revenue of EA was below the earn-out revenue benchmark, we wrote off $33,000 and $6,000 in contingent liability, respectively.

The total purchase price for the LL acquisition was allocated as follows:

Assets
Cash	$170
Accounts receivable	794
Inventories	64,883
Property and equipment	2,724
Other assets	19,503
Intangible assets-Customer relationships	690,629

Liabilities
Accounts payable and accrued liabilities	(256,030)
Due to shareholder	(15,673)
Earn-out contingent liability	(87,000)
Net assets acquired	$420,000

The total purchase price for the EA acquisition was allocated as follows:

Assets
Inventories	$165,807
Other assets	5,050
Intangible assets-Customer relationships	74,235

Liabilities
Accounts payable and accrued liabilities	(197,092)
Earn-out contingent liability	(48,000)
Net assets acquired	$-

The customer relationships are being amortized over their estimated useful lives of 2 years.

NOTE 18	RESTATEMENT

The Company has restated its results for the year ended December 31, 2014, and three months ended March 31, 2015, six months ended June 30, 2015 and nine months ended September 30, 2015 to correct erroneously capitalized share-based payments to our former CFO and CEO related to the business combination between Bitzio Inc., Lexi Luu Designs and E-motion Apparel (see Note 17, Acquisitions), and combine common stock to be issued in the amount of $120,438 into additional paid in capital. The table below summarizes the impact of the restatement described above on financial information previously reported on the Company’s Form 10-K for the period ended December 31, 2014:

	Original	Adjustments	As Restated

Balance Sheet for Year Ended 12/31/14:

Prepaid expense	$560,631	$(528,224)	$32,407
Total current assets	808,414	(528,224)	280,190
Total assets	1,427,353	(528,224)	899,129
Additional paid in capital	19,199,481	(407,786)	18,791,695
Stock to be issued	120,438	(120,438)	—
Total stockholders’ deficit, Bitzio	(4,573,479)	(528,224)	(5,101,683)
Total stockholders’ deficit	(4,574,978)	(528,224)	(5,103,202)
Total liabilities and stockholders’ deficit	1,427,353	(528,224)	899,129

Statement of Stockholders’ Equity for Year Ended 12/31/14:

Additional Paid in Capital	$19,199,481	$(407,786)	$18,791,695
Stock to be issued	120,438	(120,438)	—
Total stockholders’ equity	(4,574,978)	(528,224)	(5,103,202)

NOTE 19	INVESTMENT IN JOINT VENTURE UNDER THE EQUITY METHOD

GreenShift’s wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC (“GX”), an entity that in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC (“LLC”). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products (“Bioproducts Portfolio”), which had previously been developed by GX in concert with various third parties. ASC 810 requires GreenShift to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. GreenShift has evaluated this equity investment and concluded that LLC is a variable interest entity and GreenShift is not the primary beneficiary. LLC’s fiscal year end is December 31. Under the associated agreements, an unaffiliated member of LLC has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. As of December 31, 2015, $1,247,536 of that amount had been received. The members also assigned their respective interests in the Bioproducts Portfolio to LLC. GX’s contribution was valued at $4 million, however, the relevant agreements provide for GX to receive a preferential distribution until it receives approximately $3 million, at which point GX’s interest will decrease from 36.75% to 24.50%. GreenShift engaged two separate third party valuation firms, the first to complete a fairness opinion in respect of the foregoing, and the second to perform a valuation of GX’s interest in LLC using the fair value method as defined by FASB ASC 805-10-20. Under this method, fair value is defined as “the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.” Using the income approach, the valuation company used the discounted cash flow method to develop low, mid and high cash projections for LLC’s potential business model by estimating the expected cash flows derived from production of LLC’s products on a commercial scale. As of December 31 2015, GreenShift had funded $971,175 towards operations and research and development of LLC, of which $898,817 has been reimbursed under the relevant joint venture agreements. The following presents unaudited summary financial information for LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of GreenShift. The investment balance carried on GreenShift’s balance sheet amounts to $3,360,355 as of December 31, 2015. GreenShift’s share of the net loss from LLC for the nine months ended December 31, 2015 was $643,320. The following table contains summarized financial data for LLC (unaudited):

12/31/2015
Current assets	$2,238
Intangible assets, net	3,619,048
Current liabilities	123,281
Members’ equity	3,009,900

Year ended 12/31/2015
Net sales	$—

Operating expenses	1,369,580
Amortization expense	380,952
Net (loss)	(1,750,532)

NOTE 20	DEBT EXTINGUISHMENT

In February 2015, Factor Fund’s holdings in the Company were split between its two members, FLUX Carbon Starter Fund LLC (“FCSF”) and Five Nine Group LLC (“59G”). On February 26, 2015, Factor Fund assigned the balance due under the foregoing debenture in two equal $325,000 portions to its members, Five Nine Group LLC (“Five Nine”) and FLUX Carbon Starter Fund LLC (“FCSF”). On the same date, the Company additionally issued convertible debentures with a principal balance of $534,888 to Factor Fund in exchange for debentures issued to Factor Fund in prior periods. The issued amount was then assigned in two equal portions to Factor Fund’s members, Five Nine and FCSF. A total of $592,444 was due as of February 26, 2015, to each Five Nine and FCSF as a result of the foregoing transactions. Of the amount assigned to FCSF, $108,560 of principal plus $16,440 of interest was transferred to Long Side Ventures LLC (“LSV”). The Company accounted for the foregoing transfers as an extinguishment of debt and recorded a loss on extinguishment of $938,489. On December 31, 2015, 59G and FCSF entered into an agreement with the Company pursuant to which the Company securities held by 59G and FCSF were to be exchanged for two debentures in the amount of $250,000 and $255,000, respectively. Each debenture has a maturity date of December 31, 2018, and bears a 2% interest rate. Per ASC 470-50-40-10 the exchange of debt instruments between or a modification of a debt instrument by a debtor and a creditor in a non troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. The company found that the present value of the cash flows of the new debt instrument was at least 10% different from the present value of the remaining cash flows of the original instrument. Therefore, debt extinguishment accounting rules apply. Accordingly, the reissued convertible notes payable were initially recorded at fair value, with a gain on extinguishment of debt of $639,667 for the difference in the fair value of the new notes compared to the carrying value of the old notes.

Effective as of December 31, 2015, GreenShift entered into a series of agreements providing for contingent participation payments involving use of the Company’s extraction technologies. Collectively, these agreements resulted in an aggregate of $26,720,059 in debt extinguishment for amounts that had been due, payable and accrued as of December 31, 2015, as well as a reduction in the Company’s continuing costs of sales, legal expenses and interest expense moving forward. First, GreenShift and YA Global Investments, L.P. (“YA Global”) entered into an agreement pursuant to which GreenShift agreed to pay 15% of all payments received by GreenShift from any new licensees issued in connection with its intellectual properties, including any amounts awarded in the Company’s pending and future infringement matters, net of any legal fees and expenses incurred in obtaining the settlement or award (see Note 9, Debt Obligations, above). Next, Cantor Colburn LLP (“Cantor”) and GreenShift entered into an amended agreement pursuant to which Cantor agreed to accept 15% of any recoveries from GreenShift’s pending patent litigation in excess of $3.6 million per year in exchange for all services rendered to date and moving forward. GreenShift recognized an $8,433,388 gain on extinguishment of debt upon the write-off of all accrued legal fees. The terms of the original and amended agreements include a beneficial conversion feature due to the variable nature of the number of shares that could be issued in settlement of fees under the agreement. As a result, GreenShift recognized and expense of $1,737,909 and $1,035,780 for the intrinsic value of the beneficial conversion feature for the years ended December 31, 2015 and 2014, respectively. Finally, CWT and GreenShift entered into an amended agreement pursuant to which CWT agreed to accept 20% of GreenShift’s net cash receipts deriving from use of the Company’s extraction technologies, after payment in full of all litigation costs and expenses (including attorneys’ fees and expenses). Under the amended CWT agreement, no amount shall accrue or be due and payable to CWT until the earlier to occur of the date on which all such litigation costs and expenses have been paid on a current basis, the date on which GreenShift has successfully appealed the October 2014 summary judgment ruling in GreenShift’s pending infringement litigation, and all applicable appeal periods in connection therewith have expired, or the date on which GreenShift has entered into new license agreements corresponding to an additional $1,000,000 in annualized revenue.

We accordingly consider these transactions to be an extinguishment of debt. The appropriate accounting treatment is therefore to recognize the difference between the net carrying amount of the extinguished debt and the reacquisition price of the debt as income in the current period.

NOTE 21	NOTES RECEIVABLE

In 2014, the Company advanced aggregate amount of $25,979 to two unrelated third parties, these notes are non-interest bearing and due to demand. The Company determined that the amount was uncollectable as of December 31, 2015.

NOTE 22	SUBSEQUENT EVENTS

Between January 1, 2016 and the date of this filing, GreenShift paid a total of $379,574 to all but three of the YAGI Assignees (see Note 9, Debt Obligations, above), in settlement of about $2,914,000 in debt elimination, and a gain on extinguishment of debt of $2,551,613.

On April 23, 2016, the Company entered in to two release agreements pursuant to which the Company and the associated creditors agreed to fully satisfy $413,252 in obligations plus related accrued interest in exchange for $15,000 in cash and 200,000,000 shares of the Company’s common stock.

ITEM 9	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2015.

There have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting. The assessment was conducted using the criteria in Internal Control—Integrated Framework (1992) issued by the committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2015. Management determined that at December 31, 2015, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This material weakness resulted in the identification of adjustments during the financial statement close process that have been recorded in the financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit a smaller reporting company to provide only management’s report in its annual report.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position

Kevin Kreisler	43	Chairman, Chief Executive Officer, Chief Financial Officer
Marilu Brassington	37	Chief Financial Officer, Director

Kevin Kreisler is the founder and chairman of GreenShift Corporation. Mr. Kreisler has been responsible for devising the Company’s strategic direction and the development and commercialization of its technologies. Mr. Kreisler served as the Company’s vice president from 1998 to 2000, president from 2000 to 2002, chief executive officer from 2002 to 2013 and from 2014 to the present. Mr. Kreisler has also served as the Company’s chairman from 2005 to the present. Mr. Kreisler is a graduate of Rutgers University College of Engineering (B.S., Civil and Environmental Engineering, 1994), Rutgers University Graduate School of Management (M.B.A., 1995), and Rutgers University School of Law (J.D., 1997). Mr. Kreisler is admitted to practice law in New Jersey and the United States District Court for the District of New Jersey.

Since 2010, Ms. Brassington has been employed as co-chief executive and financial officer of E-motion Apparel, Inc., which launched a new clothing label during that period. On November 18, 2013 the Company became the exclusive worldwide distributor for the E-motion Apparel label, and at that time Ms. Brassington joined the Company as CFO and a member of the Board of Directors. From 2005 to 2007 Ms. Brassington was employed as chief financial officer of Givefun.com, then from 2007 to 2008 was engaged by Gifts.com/IAC as a consultant to assist in the post-acquisition integration of Givefun.com into the Gifts.com product line. While with Givefun.com, Ms. Brassington was responsible for financial management and business partners relations. From 2002 to 2005 Ms. Brassington was employed as a Controller by Societe Generale, Investment Banking Division. From 1998 to 2001 Ms. Brassington was employed as an auditor by Deloitte & Touche. In 1994 Ms. Brassington passed the London A Levels. In 1998 the University of Miami awarded her a B.B.A. degree with concentrations in Accounting, Finance and Math, after which she was certified as a public accountant in the State of Illinois. In 2001 and 2002 Ms. Brassington earned Degrees I and II at the Alliance Francaise.

OTHER DIRECTORSHIPS

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

AUDIT COMMITTEE

Our board does not have an Audit Committee or other committees, due to the small number of members of the Board.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, none of the current required parties are delinquent in their 16(a) filings, except that neither of the officers and directors has filed a Form 3.

CODE OF ETHICS

We have not adopted a written code of ethics, primarily due to the small number of members of our management.

ITEM 11	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Bitzio, Inc., and its subsidiaries to the individuals who served as the Company’s Chief Executive Officer during the years ended December 31, 2015 and 2014. There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2014 exceeded $100,000.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Kevin Kreisler(1)	2015	$—	—	—	—	—
	2014	—	—	—	—	—

Marilu Brassington(2)	2015	21,657	—	89,750	—	—
	2014	—	—	—	—	—

Hubert Blanchette(3)	2015	—	—	83,250	—	—
	2014	1,500	—	—	—	—

(1)	Mr. Kreisler was appointed to the post of chief executive officer on December 31, 2015.

(2)	Ms. Brassington served as chief financial officer between July 2014 and December 2015.

(3)	Mr. Blanchette served as chief executive officer between July 2014 and December 2015.

COMPENSATION OF DIRECTORS

None.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

We do not currently have a stock option or grant plan.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this report, the outstanding equity securities of the Company consist of 7,320,704,217 shares of common stock, 2,043,120 shares of Series A Preferred Stock, 1,000,000 shares of Series B Preferred Stock, 520,000 shares of Series E Preferred Stock, and 800,000 shares of Series F Preferred Stock. The following table sets forth certain information with respect to the Company’s voting securities owned of record or beneficially by (i) each Director of the Company; (ii) all Directors and Executive Officers as a group; and (iii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities.

Name and Address Of Beneficial Owner(1)	Common	% of Class	Series G Preferred	% of Class	Percentage of Voting Power

Kevin Kreisler(2)	—	0%	800,000	100%	80%

Marilu Brassington(2)	157,500,000	2.2%	—	—	1.7%

Officers and Directors as a group (1 person)	157,500,000	2.2%	800,000	100%	81.7%

(1)	The address of each shareholder is c/o GreenShift Corporation, 5950 Shiloh Road East, Suite N, Alpharetta, Georgia, 30005.

(2)	All shares listed for Mr. Kreisler are owned of record by FLUX Carbon Corporation, an entity owned by Mr. Kreisler.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There have been no transactions since the beginning of the 2015 fiscal year, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”).

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

DIRECTOR INDEPENDENCE

During the year ended December 31, 2015, we had no independent directors. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The NYSE MKT, and the Securities and Exchange Commission.

RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 9, Debt Obligations, above). The managing member of MIF is a relative of the Company’s chairman. On December 31, 2015, MIF and Acutus Capital LLC (“AC”) assigned their respective beneficial ownership interests in the Series D Shares to EXO Opportunity Fund LLC (“EXO”) (see Note 5, Shareholders’ Equity, above). EXO, in turn, assigned the corresponding beneficial interests to Bitzio in exchange for 200,000 shares of Bitzio Series E Preferred Stock. On the same date, FLUX Carbon Corporation (“FCC”), an entity owned by Kevin Kreisler, the Company’s chairman, transferred its ownership interest in Viridis Capital LLC (“Viridis”) to Bitzio. As a result of the foregoing transactions, on December 31, 2015, Bitzio was the beneficial owner of 862,500 Series D Shares, as well as AC’s 2011 contractual right to receive an additional 124,875 Series D Shares, all of which was exchanged for 700,000 shares of the Company’s Series G Preferred Stock. The Company filed a Certificate of Elimination for its Series D Preferred Stock after completing that transfer. On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of the Company’s Series G Preferred Stock (see Note 5, Shareholders’ Equity, above). FCC, the Company, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, executed a Guaranty Agreement in favor of TCA on December 31, 2015, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement (see Note 11, Guaranty Agreement, above). As a result of all of the foregoing transactions, as of December 31, 2015, FCC was the beneficial owner of 80% of Bitzio’s equity, and Bitzio was the beneficial owner of 80% of the Company’s equity. Bitzio develops and commercializes clean technologies that facilitate the more efficient use of natural resources, and is focused on doing so primarily in three sectors: agriculture, energy and lifestyle. Kevin Kreisler, the Company’s chairman and chief executive officer, was appointed to the posts of chairman and chief executive officer upon completion of the foregoing transactions.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITOR FEES

The Company engaged Rosenberg, Rich, Baker Berman and Company to serve as its independent auditor on February 12, 2016. Previously, Sadler, Gibb & Associates, LLC served as the Company’s independent auditor.

Audit Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company for professional services rendered for the audit of fiscal 2015 financial statements. Sadler, Gibb & Associates, LLC billed $29,000 to the Company for professional services rendered for the audit of fiscal 2014 financial statements and review of the financial statements included in fiscal 2014 10-Q filings.

Audit-Related Fees

Rosenberg Rich Baker Berman & Co. billed $0 to the Company during fiscal 2015 for assurance and related services. Sadler, Gibb & Associates, LLC billed $29,000 to the Company during fiscal 2014 for assurance and related services that are reasonably related to the performance of the 2013 audit or review of the quarterly financial statements.

Tax Fees

Rosenberg Rich Baker Berman & Co. billed $10,000 to the Company during fiscal 2015 for professional services rendered for tax compliance, tax advice and tax planning. Sadler, Gibb & Associates, LLC billed $0 to the Company during fiscal 2014 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.

Rosenberg Rich Baker Berman & Co. billed $0 to the Company in fiscal 2015 for services not described above. Sadler, Gibb & Associates, LLC billed $0 to the Company in fiscal 2014 for services not described above

It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Certificate of Incorporation - incorporated by reference to the Registration Statement on Form 10-SB filed on December 19, 2005.

3.1(a)	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Current Report on Form 8-K filed on June 14, 2011.

3.1(b)	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Current Report on Form 8-K filed on May 31, 2012.

3.1(c)	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Current Report on Form 8-K filed on January 14, 2014.

3.1(d)	Certificate of Amendment of Certificate of Incorporation - incorporated by reference to Current Report on Form 8-K filed on September 16, 2014.

3.1(e)	Certificate of Designation of Series A Convertible Redeemable Preferred Stock - incorporated by reference to Current Report on Form 8-K filed on January 12, 2012.

3.1(f)	Amendment to Certificate of Designation of Series A Convertible Redeemable Preferred Stock - incorporated by reference to Quarterly Report on Form 10-Q filed on May 15, 2012.

3.1(g)	Certificate of Designation of Series B Convertible Preferred Stock - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

3.1(h)	Certificate of Designation of Series E Preferred Stock of Bitzio, Inc. - incorporated by reference to Current Report on Form 8-K filed on January 26, 2016

3.1(i)	Certificate of Designation of Series F Preferred Stock of Bitzio, Inc. - incorporated by reference to Current Report on Form 8-K filed on January 26, 2016

3.2	Amended and Restated Bylaws - incorporated by reference to Current Report on Form 8-K filed on February 13, 2014.

10-a	Senior Secured Revolving Credit Facility Agreement effective as of December 31, 2015 among Bitzio, Inc., its subsidiaries, and TCA Global Credit Master Fund, LP. - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

10-b	Form of Senior Secured Revolving Convertible Promissory Note issuable to TCA Global Credit Master Fund, LP pursuant to the Credit Agreement - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

10-c	Form of Security Agreement executed by Bitzio, Inc. and each subsidiary of Bitzio, Inc. with TCA Global Credit Master Fund, LP dated December 31, 2015 - incorporated by reference to Current Report on Form 8-K filed on November 22, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

BITZIO INC.

By:	/s/ KEVIN KREISLER
KEVIN KREISLER
Chief Executive Officer
Date:	May 27, 2016

In accordance with the Exchange Act, this Report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ KEVIN KREISLER
KEVIN KREISLER
Chairman, Chief Executive Officer
Date:	May 27, 2016

/s/ MARILU BRASSINGTON
MARILU BRASSINGTON
Chief Financial Officer, Chief Accounting Officer, Director
Date:	May 27, 2016

