Form 10-Q
period 2016-03-31
Bitzio, Inc.
filed 2016-07-07
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

COMMISSION FILE NO.: 000-51688

BITZIO, INC.

(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

9186 Independence Avenue, Chatsworth, CA	91306
(Address of principal executive offices)	(Zip Code)

(818) 775-0339

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the prior 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes [X] No [ ]

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

As of July 7, 2016, there were 7,720,704,217 shares of common stock outstanding.

BITZIO, INC.

QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

BITZIO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 (UNAUDITED) AND DECEMBER 31, 2015

	3/31/2016	12/31/2015
ASSETS

Current Assets:
Cash	$1,152,725	$1,929,832
Accounts receivable, net of doubtful accounts	364,763	311,763
Deposits, current	—	400,000
Inventories, net	644,371	635,482
Due from affiliates	—	180,865
Loans receivable	160,500	160,500
Prepaid expenses and other assets	27,365	28,558
Total current assets	2,349,724	3,647,000

Other Assets:
Intangible assets, net	128,442	224,589
Fixed assets, net	22,500	23,333
Due from affiliate	474,487	—
Minority investment in subsidiary	3,219,876	3,360,355
Costs in excess of billings	—	9,107
Other receivables	2,940	—
Deposits	69,730	69,730
Total other assets	3,917,975	3,687,113

TOTAL ASSETS	6,267,699	7,334,113

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	1,913,724	1,866,785
Accrued expenses	1,265,039	1,454,020
Income tax payable	151,020	151,020
Accrued interest payable	288,225	820,654
Accrued interest payable – related party	397,314	378,267
Billings in excess of costs	47,841	—
Notes payable, net	373,367	354,981
Notes payable – related party	310,100	310,100
Current portion of convertible notes, net	854,538	839,718
Current portion of convertible debentures, net	112,909	2,366,426
Current portion of convertible debentures, net – related party	1,656,547	1,652,270
Derivative liabilities	13,012,330	11,185,625
Contingent liability	41,000	41,000
Amounts due to minority shareholders	158,284	158,284
Total current liabilities	20,582,239	21,579,150

Long term Liabilities:
Convertible debentures	956,168	400,586
Convertible debentures – related party	200,000	325,000
Redeemable preferred stock Series C, $0.001 par value; 999 shares authorized; 0 and 999 shares issued and outstanding, respectively	—	—
Total long term liabilities	1,156,168	725,586

Total Liabilities	21,738,407	22,304,736

Redeemable preferred stock Series E, $0.001 par value; 520,000 shares authorized; 320,000 and 0 shares issued and outstanding, redemption amount of $0	25,149	8,767

Stockholders’ Equity (Deficit):
Preferred Series A stock: $0.001 par value; 2,500,000 shares authorized; 2,043,120 and 2,043,120 shares issued and outstanding, respectively	2,043	2,043
Preferred Series B stock: $0.001 par value; 1,000,000 shares authorized; 0 and 0 shares issued and outstanding, respectively	—	—
Preferred Series D stock: $0.001 par value; 15,750 shares authorized; in 2016, 0 and 0 shares issued and outstanding, respectively; in 2015, 15,750 and 0 shares issued and outstanding, respectively	—	—
Preferred Series E stock: $0.001 par value; 520,000 shares authorized; 200,000 and 200,000 shares issued and outstanding, respectively	200	200
Preferred Series F stock: $0.001 par value; 800,000 shares authorized; 800,000 and 800,000 shares issued and outstanding, respectively	800	800
Common Stock: $0.0001 par value, 10,000,000,000 authorized; 7,620,754,217 and 7,320,754,217 shares issued and outstanding, respectively	7,620,755	7,320,755
Additional paid in capital	12,349,295	12,463,791
Common stock subscription payable	181,074	181,074
Accumulated deficit	(30,564,047)	(30,149,913)
Bitzio, Inc. stockholders’ equity (deficit)	(10,384,731)	(10,172,485)

Non-controlling interest	(5,085,977)	(4,798,138)

Total stockholders’ equity (deficit)	(15,470,708)	(14,970,623)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,267,699	$7,334,113

The notes to the Consolidated Financial Statements are an integral part of these statements.

BITZIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended
	3/31/2016	3/31/2015

Revenue	$949,802	$1,038,253
Costs of goods sold	106,385	341,182
Gross profit	843,417	697,071

Operating expenses:
Sales, general and administrative expenses	1,125,460	1,612,294
Research and development	—	320,590
Total operating expenses	1,125,460	1,932,884

Loss from operations	(282,043)	(1,235,813)

Other Income (Expense):
Gain (loss) on extinguishment of debt	2,551,613	(931,434)
Other expense	(75,000)	—
Amortization of note discount	(646,554)	—
Equity loss from investee	(140,479)	—
Foreign currency transaction gain (loss)	(7,806)	19,992
Change in fair value of derivative instruments	(1,625,532)	2,832,835
Change in fair value of derivative instruments – affiliate	(204,444)	(12,833)
Interest expense	(243,353)	(926,318)
Interest expense – related party	(17,047)	(40,472)
Total other income (expense), net	(408,602)	941,770

Income (loss) before provision for income taxes	(690,645)	(294,043)

Provision for income taxes	(2,520)	—
Net income (loss)	(693,165)	(294,043)

Net loss attributable to non-controlling interest	(295,413)	(300,676)

Net income (loss) attributable to Company	$(397,752)	$6,633

Preferred Stock dividends	(16,382)	—

Net income (loss) attributable to common shareholders	$(414,134)	$6,633

Weighted average common shares outstanding, basic	7,577,897,074	3,718,144,025
Weighted average common shares outstanding, diluted	7,577,897,074	3,718,144,025

Earnings (Loss) per Share - Basic:
Income (loss) from continuing operations	$(0.00)	$(0.00)
Net income (loss) per share – basic	$(0.00)	$(0.00)

Earnings (Loss) per Share - Diluted:
Income (loss) from continuing operations	$(0.00)	$(0.00)
Net income (loss) per share – diluted	$(0.00)	$(0.00)

The notes to the Consolidated Financial Statements are an integral part of these statements.

BITZIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE months ended MARCH 31, 2016 AND 2015

	Three Months Ended
	3/31/2016	3/31/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(693,165)	(294,043)

Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	96,980	108,402
Loss (gain) on extinguishment of debt	(2,551,613)	931,434
Loss (gain) on foreign currency transaction	7,806	(19,992)
Stock issued for services	84,702	—
Change in fair value of derivatives	1,829,976	(2,820,002)
Recognition of intrinsic value of beneficial conversion feature	—	348,261
Amortization of debt discounts on convertible notes	657,406	14,530
Origination interest on convertible notes payable	—	311,349
Equity losses from investee	140,479	—

Changes in operating assets and liabilities:
Accounts receivable	(55,937)	403,745
Prepaid expenses	1,194	68,367
Deposits	400,000	—
Inventory	(8,889)	(3,661)
Billings in excess	56,947	61,114
Deferred revenue	—	44,550
Accrued interest	89,715	222,932
Accrued interest – related party	17,047	6,472
Related party payables	308,688	(1,006)
Accounts payable and accrued expenses	(77,486)	218,358
Net cash provided by (used in) operating activities	303,849	(399,189)

CASH FLOW FROM INVESTING ACTIVITIES
Loans to affiliates	(609,566)	—
Cash acquired in acquisition	—	18,029
Net cash provided (used in) by investing activities	(609,566)	18,029

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	(8,737)
Proceeds from convertible notes payable	—	75,000
Repayment of convertible debentures	(471,390)	(128,869)
Net cash provided by (used in) financing activities	(471,390)	(62,606)

Net increase (decrease) in cash	(777,107)	(443,766)
Cash at beginning of period	1,929,832	590,850
Cash at end of period	$1,152,725	$147,084

The notes to the Consolidated Financial Statements are an integral part of these statements.

BITZIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

REFERENCES TO THE COMPANY

In this Quarterly Report on Form 10-Q, the terms “we,” “our,” “us,” “Bitzio,” or the “Company” refer to Bitzio, Inc., and its subsidiaries on a consolidated basis. The term “Bitzio, Inc.” refers to Bitzio, Inc. on a standalone basis only, and not its subsidiaries. References to “GreenShift Corporation” or “GreenShift” in the consolidated financial statements and in these notes to the consolidated financial statements refer to GreenShift Corporation and its subsidiaries.

The balance sheet at December 31, 2015 was derived from audited financial statements(see Note 4, Significant Accounting Policies, below) but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include all accounts of the Company, including its wholly-owned subsidiaries, its 51% interest in Cleo VII, Inc. and its 80% interest in GreenShift Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated on a consolidated basis for reporting purposes.

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2	DESCRIPTION OF BUSINESS

The Company develops and commercializes clean technologies that facilitate the more efficient use of natural resources. We are focused on doing so primarily in three sectors: agriculture, energy and lifestyle, of which we were only active in our agriculture and lifestyle segments during 2015 and 2016.

The Company’s portfolio of patented and patent-pending technologies covers oil extraction and refining, renewable fuels and chemicals, solar energy and fuels, energy and chemical detection, wearables and consumer products, among others. Our plan to bring our technologies to market involves utilization of strategically-relevant infrastructure in targeted channels.

We generate revenue today from our efforts in agriculture, where we license commercially-available technologies to U.S. ethanol producers, and provide our licensees with success-driven, value-added services and other solutions based upon our expertise, know-how, technologies, and patent position. We also generate sales in our lifestyle group by producing and selling activewear and other apparel for women and children, an important early-adopter market for wearable technologies that we are developing. During the three months ended March 31, 2016, four customers each provided over 10% of our revenue and 48% of total revenue in the aggregate; during the three months ended March 31, 2015, four customers each provided over 10% of our revenue, including two customers that accounted for more than 50% of sales (See Note 3, Significant Accounting Policies for Revenue Recognition policies, below). In addition, we are evaluating a number of investments and acquisitions in each of our targeted sectors, each with a view toward internalizing additional revenue, management, and infrastructure that we can leverage to bring our technologies to market.

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a loss from operations of $282,043 for the three months ended March 31, 2016. As of March 31, 2016, the Company had $1.2 million in cash, and current liabilities exceeded current assets by about $18.1 million, which included derivative liabilities of $13.0 million and $2.5 million in convertible debentures and notes. None of these items are required to be serviced out of the Company’s regular cash flows.

Pursuant to a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), under which TCA Global Credit Master Fund, LP (“TCA”) may lend to Bitzio up to $5.0 million, GreenShift and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA. In the Guaranty Agreement, GreenShift and each of its subsidiaries as well as each of the other subsidiaries of Bitzio, guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, GreenShift and each subsidiary pledged all of its assets to secure the guaranty to TCA.

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

NOTE 4	SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

In our lifestyle segment, we recognize revenue when the following conditions are satisfied: (i) delivery of the product has occurred and (ii) collection is reasonably assured. Under each our lifestyle segment, orders are received via national sales representatives, in house wholesale sales departments and various retail platforms. Once the order is received, they are either automatically or manually inputted into our production system. Our production system generates production orders which our production team takes and produces based on the purchase order terms. Revenue is recognized only when the orders have been shipped. Generally, all orders are paid upon shipment via credit card or wire transfer. For a small percentage, the orders are shipped on terms of less than 30 days. Revenue is recognized at the time of shipment and a related receivable is booked. We experience less than 2% of annual sales in returns. For orders where goods are considered damaged, these items are swapped with new merchandise. Under our agriculture segment, GreenShift recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. GreenShift recognizes revenue from licensing of GreenShift’s corn oil extraction technologies when corn oil sales occur. Licensing royalties are recognized as earned by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon shipment to the buyer of the corn oil. To the extent revenues are generated from GreenShift’s licensing support services, GreenShift recognizes such revenues when the services are completed and billed. GreenShift provides process engineering services on fixed price contracts. These services are generally provided over a short period of less than three months. Revenue from fixed price contracts is recognized on a pro rata basis over the life of the contract as they are generally performed evenly over the contract period. GreenShift additionally performs under fixed-price contracts involving design, engineering, procurement, installation, and start-up of oil recovery and other production systems. Revenues and fees on these contracts are recognized using the percentage-of-completion method of accounting. During 2015 and 2016, our percentage-of-completion methods included the efforts-expended percentage-of-completion method and the cost-to-cost method. The efforts-expended method utilizes using measures such as task duration and completion. The efforts-expended approach is used in situations where it is more representative of progress on a contract than the cost-to-cost or the labor-hours method (see below). GreenShift also used the cost-to-cost method which is used to determine the percentage of completion of a project based on the actual costs incurred. Earnings are recognized periodically based upon our estimate of contract revenues and costs in providing the services required under the contract. The percentage of completion method must be used in lieu of the completed contract method when all of the following are present: reasonably reliable estimates can be made of revenue and costs; the construction contract specifies the parties’ rights as to the goods, consideration to be paid and received, and the resulting terms of payment or settlement; the contract purchaser has the ability and expectation to perform all contractual duties; and the contract contractor has the same ability and expectation to perform. Under the completed contract method income is recognized only when a contract is completed or substantially completed. The asset, “costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed. The liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible preferred stock and convertible debentures, have not been included in the computation of diluted net income (oss) per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. There were 368,386,157,947 and 109,631,652,924 such potentially dilutive shares excluded for the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016, we reported a net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods. For the three months ended March 31, 2015, the application of the if-converted method resulted in an adjusted loss in the numerator and accordingly we excluded potentially dilutive instruments in the fully diluted income per share calculation.

The following is a reconciliation of weighted common shares outstanding used in the calculation of basic and diluted net income per common share:

	Three Months Ended 3/31/2016	Three Months Ended 3/31/2015

Net income (loss) attributable to common shareholders	$(2,573,344)	$6,633
Adjustments for dilutive shares:
Interest savings	153,365	352,458
Reversal of derivative gains	(1,367,950)	(2,821,725)
Net income (loss) - adjusted	(2,593,269)	(2,462,634)
Weighted average shares used for basic net income per common share	7,577,897,074	3,718,144,025
Incremental diluted shares	—	—
Weighted average shares used for diluted net income per common share	7,577,897,074	3,718,144,025
Net income (loss) per common share:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

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

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

ASU 2015-03 and ASU 2015-15 — In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03. The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs. ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. Additionally, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU No. 2015-15, as ASU No. 2015-03 did not specifically address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU No. 2015-15 allows an entity to continue to defer and present debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU No. 2015-03 and ASU No. 2015-15 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this standard at January 1, 2016, as required by the guidance. In accordance with the guidance, $2,890,282 of unamortized debt issuance costs, associated with the Company’s debt, were reclassified from other assets, as previously reported on the Consolidated Balance Sheet as of December 31, 2015, to convertible notes. Debt issuance costs in excess of the note principal in the amount of $646,975 were reclassified from other assets, as previously reported on the Consolidated Balance Sheet as of December 31, 2015, to accumulated deficit due to the retrospective application of the accounting change. The table below summarizes the impact of the retrospective application described above on financial information previously reported on the Company’s Form 10-K for the annual period ended December 31, 2015:

	Original	Adjustments	As Adjusted

Statement for of Operations for the Year Ended 12/31/15:

Interest expense – financing cost	$—	$(646,975)	$(646,975)
Total other income (expense), net	18,215,015	(646,975)	17,568,040
Income (loss) before provision for income taxes	16,533,004	(646,975)	15,886,029
Net income (loss)	16,386,527	(646,975)	15,739,552
Net income (loss) attributable to Company	13,254,268	(646,975)	12,607,293
Net income (loss) attributable to common shareholders	13,009,764	(646,975)	12,362,789

Earnings (loss) per Share – Basic
Income (loss) from continuing operations	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per share – basic	$(0.00)	$(0.00)	$(0.00)

Earnings (loss) per Share – Diluted
Income (loss) from continuing operations	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per share – diluted	$(0.00)	$(0.00)	$(0.00)

In July 2015, the FASB issued ASU-2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendments of ASU NO. 2015-11 were issued in an effort to change the measurement principle for inventory from the lower of cost or market to lower of cost and the net realizable value. The guidance in ASU NO. 2015-11 is effective for periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2015-11, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2016-02, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 (Topic 323), Investments – Equity Method and Joint Ventures. The new guidance eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The guidance is effective for fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the possible impact of ASU 2016-07, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

NOTE 5	FAIR VALUE DISCLOSURES

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

Level 1	quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives

Level 2	inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges

Level 3	unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The fair value of certain of the embedded conversion liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the three months ended March 31, 2015, following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%. Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. During the three months ended March 31, 2016, the following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 6 years and (3) bond rate of 10%. Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. As the conversion discount percentage increases for each of the related conversion liabilities instruments, the change in the value of the conversion liabilities increases, therefore increasing the liabilities on the Company’s balance sheet. The higher the conversion discount percentage, the higher the liability. A 10% change in the conversion discount percentage would result in more than a $755,462 change in our Level 3 fair value.

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

The following assumptions were used in calculations of the Black-Scholes model for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Annual dividend yield	-%	-%
Expected life (years)	1.00	-
Risk-free interest rate	0.65%	-%
Expected volatility	334%	-%

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2016:

Embedded derivative liabilities as of March 31, 2016
Level 1	$—
Level 2	—
Level 3	13,012,330
Total	$13,012,330

The following table reconciles, for the period ended March 31, 2016, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivative as of December 31, 2015	$11,185,625
Additions related to embedded conversion features of convertible debt issued	—
Change in fair value of conversion features	2,082,507
Gain on extinguishment related to conversion features	(252,531)
Reductions in fair value due to principal conversions	(3,271)
Balance at December 31, 2015	$13,012,330

NOTE 6	INVENTORIES

Under our agriculture segment, GreenShift maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to GreenShift’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at March 31, 2016 and December 31, 2015 were $455,000.

Under our lifestyle segment, the Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. As of March 31, 2016 and December 31, 2015, inventory consisted of $171,086 and $154,688 in finished goods, $16,801and $7,515 in work in process, and $1,484 and $18,279 in raw materials.

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

On July 16, 2014, the Company acquired 100% of the stock of Lexi Luu Designs, Inc. (“LL”), in exchange for 500,000,000 shares of Company common stock, plus a subordinate term note in the amount of $300,000 payable from LL on or before December 31, 2017, subject to compliance with applicable provisions of the Company’s senior loan agreements. We accounted for the transaction as an equity purchase. $183,629 of the purchase price paid was allocated among the assets and liabilities and the difference was allocated to intangible assets in the amount of $690,629. As of March 31, 2016 and December 31, 2015, the net carrying amount is $100,284 and $186,376, respectively. The associated intangible asset is being amortized over a life of 2 years.

On July 18, 2014, the Company acquired 100% of the stock of E-motion Apparel, Inc. (“EA”), in exchange for 350,000,000 shares of Company common stock, plus a subordinate term note in the amount of $300,000 payable from EA on or before December 31, 2017, subject to compliance with applicable provisions of the Company’s senior loan agreements. We accounted for the transaction as an equity purchase. $26,235 of the purchase price paid was allocated among the assets and liabilities and the difference was allocated to intangible assets in amount of $74,235. As of March 31, 2016 and December 31, 2015, the net carrying amount is $10,982 and $20,236. The associated intangible asset is being amortized over a life of 2 years.

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

The Company’s intangible assets at March 31, 2016 and December 31, 2015, respectively, include the following:

	3/31/2016	12/31/2015
License fees	$150,000	$150,000
Patent	50,000	50,000
Website	45,076	45,076
Customer relation	764,864	764,864
Accumulated amortization	(881,498)	(785,351
Intangible assets, net	$128,442	$224,589

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets. Amortization of intangible assets was $95,346 and $94,298 for the three months ended March 31, 2016 and 2015, respectively. Estimated amortization expense for future years is as follows:

2016	$113,667
2017	3,202
2018	3,202
2019	3,202
2020	3,202
Thereafter	1,967
Total	$128,442

NOTE 8	PROPERTY AND EQUIPMENT

Depreciation expense for the three months ended March 31, 2016 and 2015 was $833 and $2,725, respectively. Property, plant and equipment consisted of the following:

	3/31/16	12/31/15
Furniture and fixtures	$1,404	$1,404
Machinery and equipment	27,967	27,967
Computer equipment	1,504	1,504
Sub-total	30,875	30,875
Less accumulated depreciation	(8,285)	(7,542)
Total	$22,500	$23,333

NOTE 9	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of March 31, 2016:

3/31/2016
Current portion of long term debt:
Current portion of notes payable	410,129
Current portion of notes payable – related party	310,100
Note discounts	(36,762)
Total current portion of long term debt	$683,467

Current portion of convertible debt:
TCA Global Credit Master Fund, L.P., 11% interest, conversion at 85% of market	$2,828,184
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	2,399
Susan Schneider, 6% interest, conversions at 90% of market	10,510
TRK Management LLC, 6% interest, no conversion discount	100,000
Minority Interest Fund (II), LLC, 6% interest, conversion at 90% of market	1,489,283
Long Side Ventures, 6% interest, conversion at 90% of market	85,000
Related Party Debenture, 6% interest, no conversion discount	42,264
Abrams, 8% interest, no conversion discount	40,000
FLUX Carbon Starter Fund LLC, 6% interest, no conversion discount	255,000
Five Nine Group LLC, 6% interest, no conversion discount	250,000
Cantrell Winsness Technologies, LLC, 2% interest, conversion at 100% of market	125,000
Settlement Contingency Debentures	200,000
Note discount	(2,803,646)
Total current portion of convertible debt	$2,623,994

Long term convertible debt:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	$175,000
Cantrell Winsness Technologies, LLC, 2% interest, conversion at 100% of market	200,000
Long Side Ventures, 6% interest, conversion at 90% of market	220,977
EXO Opportunity Fund, LLC, 6% interest, conversion at 90% of market	4,500,000
Note discount	(3,939,809)
Total long term convertible debt	$1,156,168

A total of $10,523,617 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of March 31, 2016 and the Company’s ability to meet such obligations:

Year	Amount
2016	$6,022,869
2017	125,000
2018	5,095,977
2019	—
2020	—
Thereafter	—
Total minimum payments due under current and long term obligations	$11,243,846

TCA CREDIT LINE

On December 31, 2015, Bitzio and each of its subsidiaries entered into a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”) with TCA Global Credit Master Fund, LP (“TCA”). Pursuant to the Credit Agreement, TCA loaned $2,900,000 to Bitzio on December 31, 2015. The Credit Agreement contemplates that the lending limit may be increased to $5,000,000, on Bitzio’s request and at TCA’s discretion, provided that amount of loans outstanding under the Credit Agreement will be capped based upon lending ratios specified in the Credit Agreement. A total of $2,500,000 from the amount loaned on December 31, 2015 was used by Bitzio to purchase the Series G shares from GreenShift, as described above (see Note 11, Shareholder’s Equity, below).

The $2.9 million loan made on December 31, 2015 is, and any future loan will be, reflected in a Senior Secured Revolving Convertible Promissory Note (the “TCA Note”), which has a maturity date of December 31, 2016. The TCA Note bears interest at 11% per annum. In the event of a default under the TCA Note or with the consent of Bitzio, TCA may convert portions of principal and interest due under the TCA Note into shares of Bitzio common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of Bitzio common stock during the five trading days preceding conversion; provided, however, that no conversion is permitted that will result in the Note-holder becoming the beneficial owner of more than 4.99% of Bitzio’s outstanding common stock. The Credit Agreement required that Bitzio pay an advisory fee to TCA in the amount of $3,200,000. Payment was made on December 31, 2015 by the issuance of 320,000 shares of Series E Preferred Stock to TCA. To secure its obligations under the Note and Credit Agreement, Bitzio pledged to TCA all of its assets, as did each of Bitzio’s subsidiaries. As of March 31, 2016, the balance of unamortized debt discount is $2,803,464. During three months ended March 31, 2016, the Company recorded amortization of debt discount of $86,636. During Q1 2016, Bitzio paid down $71,816 in principal on TCA Note and $85,258 in interest. During the same period Bitzio accrued $123,155 in interest and fees.

FACTOR FUND DEBENTURE

On August 5, 2014, the Company issued a $650,000 convertible debenture to 112359 Factor Fund LLC (“Factor Fund”) for $325,000 in cash, paid between August 2014 and May 2015. The debenture carried interest at 8% per annum, and converted into Company common stock at a conversion price equal to 100% of the average of the five (5) lowest closing market prices for the common stock for the sixty trading days preceding conversion, but may not convert into a number of shares that would result in the holder owning beneficially more than 9.99% of the Company’s outstanding shares. On February 26, 2015, Factor Fund assigned the balance due under the foregoing debenture in two equal $325,000 portions to its members, Five Nine Group LLC (“Five Nine”) and FLUX Carbon Starter Fund LLC (“FCSF”). On the same date, the Company additionally issued convertible debentures with a principal balance of $534,888 to Factor Fund in exchange for debentures issued to Factor Fund in prior periods. The issued amount was then assigned in two equal portions to Factor Fund’s members, Five Nine and FCSF. A total of $592,444 was due as of February 26, 2015, to each Five Nine and FCSF as a result of the foregoing transactions. Of the amount assigned to FCSF, $108,560 of principal plus $16,440 of interest was transferred to Long Side Ventures LLC (“LSV”). The holder of each debenture may convert the principal and interest accrued on the A&R Debentures into common stock at a conversion price equal to 100% of the average of the five (5) lowest closing market prices for the common stock for the sixty trading days preceding conversion, but may not convert into a number of shares that would result in the holder owning beneficially more than 4.99% of the Registrant’s outstanding shares. The Company accounted for the foregoing transfers as an extinguishment of debt and recorded a loss on extinguishment of $938,489 during the three months ended March 31, 2015.

YA GLOBAL INVESTMENTS, L.P.

On December 31, 2015, YA Global Investments, LP (“YA Global”) and GreenShift entered into a Settlement Agreement pursuant to which YAGI split its outstanding debt into two debentures, a $14,196,897 debenture and a $5,000,000 debenture; and then accepted, in satisfaction of $14,196,897 of principal and interest accrued on debentures previously issued by GreenShift, a cash payment of $2,000,000, and the execution of a participation agreement by GreenShift and its affiliates. The $5 million debenture was assigned to EXO Opportunity Fund LLC (“EXO”) on the same date. The participation agreement provides that, for an indefinite term, GreenShift and its subsidiaries will pay to YA Global an amount equal to 15% of all payments received by the Company from any new licensees issued in connection with its intellectual properties, including any amounts awarded in the Company’s pending and future infringement matters, net of any legal fees and expenses incurred in obtaining the settlement or award. The balance due to YA Global, including all convertible debt, was paid and satisfied in full as a result of the foregoing transactions.

On the same date, GreenShift deposited $400,000 in cash into escrow in anticipation of settling an additional $2,939,000 in principal and interest due from GreenShift to various assignees of YAGI (“YAGI Assignees”). The relevant agreement provided that the YAGI Assignees had until March 31, 2016, to accept their respective share of the settlement amount. As of March 31, 2016, the Company paid a total of $379,574 to all but three of the YAGI Assignees, in settlement of about $2,914,000 in debt elimination, and a gain on extinguishment of debt of $2,551,613.

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

GreenShift determined the aggregate value of the YAGI Assignee debentures at December 31, 2015, to be $2,518,167 which represented the aggregate face value of the debentures of $1,445,266 plus the present value of the conversion feature. During the three months ended March 31, 2016, GreenShift negotiated settlements with ten of the YAGI Assignee debentures which resulted in a $252,531 reduction of the fair value of the conversion liability for the period. In addition, the value was reduced $3,271 due to conversions during the period. The carrying value of the YAGI Assignee debentures was $14,341 as of March 31, 2016, including principal of $12,909 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,432 as of March 31, 2016. Interest expense of $193 for these obligations was accrued for the three months ended March 31, 2016.

The Company is prohibited under its loan agreements from issuing common shares at prices lower than those afforded to EXO in the absence of EXO’s prior consent. The EXO Debenture provides for adjustments to the conversion price to the extent that the Company issues equity at a lower price in the future. As a result, in any such event, EXO would have the right to receive common shares upon conversion of the EXO Debenture at rates equal to the relevant lower rates. A note discount of $5,000,000 and a derivative liability of $7,484,632 were recorded at the time of the assignment. The Company accounted for the EXO Debenture in accordance with 815-40, Derivatives and Hedging, as the conversion feature embedded in the EXO Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The balance of the EXO Debenture (net of the $3,939,809 related note discount) was $560,191 at March 31, 2016. At March 31, 2016, the Company valued the conversion features using a Black-Scholes model with a weighted probability calculation of the conversion price reset feature and the following assumptions: dividend yield of zero, years to maturity of 1.75 years, discount rate of 0.14 percent, and annualized volatility of 323%. During the three months ended March 31, 2016, the change in the fair value of the derivative resulted in an accounting loss of $3,450,457. As of March 31, 2016, the fair value of the derivative liability was $10,186,626.

OTHER DEBENTURES

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debentures”). Effective October 1, 2015, MIF assigned $557,500 of its convertible debt to EXO (the “EXO Debenture”). As of December 31, 2015, MIF assigned $100,000 of its balance to TRK Management LLC. During the three months ended March 31, 2016, $18,546 in principal was converted into common stock. As of March 31, 2016, the balances of the TRK, and MIF Debentures were $100,000 and $1,489,283, respectively.

During the year ended December 31, 2015, the Company issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC (“CWT” and the “CWT Debenture”) in exchange for all amounts accrued under the technology agreement and CWT’s interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at $0.001 per share. The CWT Debenture matures December 31, 2018. During the three months ended March 31, 2016, the Company paid CWT a total of $75,000. The balance of the CWT Debenture was $325,000 at March 31, 2016.

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date. The Gerova Debenture matures December 31, 2018. Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. The balance of the Gerova Debenture was $175,000 at March 31, 2016. Interest expense of $873 for these obligations was accrued for the three months ended March 31, 2016.

Effective December 31, 2015, Minority Interest Fund (II), LLC assigned $100,000 of its convertible debt to TRK Management, LLC (“TRK” and the “TRK Debenture”). TRK shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion. The balance of the TRK Debenture was $100,000 at March 31, 2016. Interest expense of $1,496 for these obligations was accrued for the three months ended March 31, 2016.

NOTE 10	GUARANTY AGREEMENT

On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of the Company’s Series G Preferred Stock (see Note 11, Shareholders’ Equity, below). The TCA loan was made pursuant to a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), under which TCA may lend to Bitzio up to $5.0 million. The Company and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement in favor of TCA on December 31, 2015. FCC, the Company, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all of its assets to secure the guaranty to TCA.

NOTE 11	STOCKHOLDERS’ EQUITY

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

SERIES B PREFERRED STOCK

As of the three months ended March 31, 2016 and 2015, there were 0 and 1,000,000 shares of Series B Preferred Stock issued and outstanding. Each holder of the Series B Shares will participate in any dividend payable to the holders of the common stock on an as-converted basis. The holders of the Series B Shares have voting rights equivalent to the number of shares of common stock into which the Series B Shares are convertible, or 19.8% (in the aggregate) of the Company’s common stock outstanding after the conversion, measured on the date of conversion. In the event of liquidation, following the sale or disposition of all or substantially all of the Company’s assets, holders of Series B Shares shall be entitled to receive $1.50 per preferred share. The Series B Shares are also redeemable at the rate of $1.50 per share. On November 18, 2013 the Company sold 500,000 shares of Series B Preferred Stock to 112359 Factor Fund, LLC (“Factor Fund”) for a total of $250,000. During the year ended December 31, 2014, Factor Fund purchased 500,000 additional shares of Series B Preferred Stock for $250,000. In February 2015, Factor Fund assigned its interest in the Series B Shares to its former members, FLUX Carbon Starter Fund LLC (“FCSF”) and Five Nine Group LLC (“59G”). FCSF and 59G later surrendered their respective interests in the Series B Shares on December 31, 2015 (see Note 9, Debt Obligations, above).

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

SERIES E PREFERRED STOCK

On December 31, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designation designating 520,000 shares of preferred stock as Series E Preferred Stock. Each outstanding share of Series E Preferred Stock will have a preference on liquidation of Ten Dollars ($10). The holder of a share of Series E Preferred Stock will have the right to convert the Ten Dollar value of the share into common stock at a conversion price equal to 85% of the average closing bid price for Bitzio common stock during the five trading days preceding conversion, except that no conversion is permitted that will result in the holder becoming the beneficial owner of more than 4.99% of Bitzio’s outstanding common stock. Holders of Series E Preferred Stock have no voting rights by reason of those shares, nor do they have any right to participate in any dividends paid by Bitzio. On December 31, 2015, the Company issued EXO Opportunity Fund LLC (“EXO”) 200,000 shares of Series E Preferred Stock in exchange for beneficial rights to 187,029 shares of GreenShift Series D Preferred Stock as part of the transactions related to the GreenShift merger. On December 31, 2015 the Company issued TCA Global Credit Master Fund, LP, for advisory fees, 320,000 shares of Series E Preferred Stock with a stated value at $3,200,000, for which the underlying conversion feature was valued as a derivative liability at a value greater than this amount of $3,435,737, with the excess treated as preferred dividends. The discount on this redeemable preferred stock of approximately $3.2 million will be amortized using the interest method through December 31, 2016, the earliest redemption date. In the event that TCA does not realize net proceeds from the sale of these Series E preferred shares or the common shares upon conversion of the preferred shares (the “Advisory Fee shares”) equal to the $3,200,000 fee value by the maturity date of the credit facility, these Advisory fee shares will become subject to mandatory redemption by TCA. TCA may convert portions of principal and interest due under the TCA Note into shares of Bitzio common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of Bitzio common stock during the five trading days preceding conversion provided, however, that no conversion is permitted that will result in the Note-holder becoming the beneficial owner of more than 4.99% of Bitzio’s outstanding common stock.

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

The following assumptions were used in calculations of the Black Scholes model for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Annual dividend yield	-%	-%
Expected life (years)	0.75	-
Risk-free interest rate	0.59%	-%
Expected volatility	162%	-%

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

COMMON STOCK

During the three months ended March 31, 2016, the Company issued 300,000,000 common shares for salaries. During the three months ended March 31, 2015, the Company issued 1,351,750,001 shares upon conversion of $114,106 in debt payable, and cancelled 157,500,000 shares for 175,500 shares of preferred stock series D. During the three months ended March 31, 2016 and 2015, an additional 625,000 and 19,375,000 shares common stock to be issued for services provided in amounts of $63 and $1,938, respectively, were included in additional paid in capital in the financial statements. During the three months ended March 31, 2016 and 2015, the Company agreed to issue a third party 1,800,000 and 1,800,000 shares of common stock for service rendered in amount of $9,000 and $9,000 and accrued 4,375,000 and 51,875,000 shares of common stock based on employment agreement in amount of $313 and $22,875 As of March 31, 2016 and December 31, 2015, the Company recorded common stock to be issued of $183,251 and $204,188, representing 30,220,812 and 327,795,812 shares of common stock issuable for services, which is included in additional paid in capital.

NOTE 12	COMMITMENTS AND CONTINGENCIES

INFRINGEMENT

On October 13, 2009, the U.S. Patent and Trademark Office (“PTO”) issued U.S. Patent No. 7,601,858, titled “Method of Processing Ethanol Byproducts and Related Subsystems” (the ’858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the PTO issued U.S. Patent No. 7,608,729, titled “Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage” (the ’729 Patent) to GS CleanTech. Both the ’858 Patent and the ’729 Patent relate to the Company’s corn oil extraction technologies. GS CleanTech Corporation, our wholly-owned subsidiary, subsequently filed legal actions in multiple jurisdictions alleging infringement by various persons and entities. Multiple additional related suits and countersuits were filed. On May 6, 2010, we submitted a “Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings” to the United States Judicial Panel on Multidistrict Litigation (the “Panel”) located in Washington, D.C. In this motion, we moved the Panel to transfer and consolidate all pending suits involving infringement of our patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the “MDL Case”). In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including US Pat. Nos. 7,601,858 and 8,168,037. The summary judgment ruling is not a final judgment. We disagree with the court’s ruling and intend to mount a vigorous appeal at the appropriate time. In addition, a trial on the Defendants’ claims of inequitable conduct in connection with several of the asserted patents was conducted in October, 2015. We are awaiting a decision from the Court, which we expect to issue in 2016.

OTHER MATTERS

The Company is party to an action entitled Max v. GS AgriFuels Corp., et al. in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against the Company and other defendants, arising from a series of Share Purchase Agreements dated March 6, 2007, under which the individual plaintiffs sold their shares in Sustainable Systems, Inc., to GS AgriFuels Corporation, a former subsidiary of the Company. In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages in the amount of $6 million. On March 19, 2013, the Court granted in part the defendants’ motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against the Company and certain other corporate defendants. On April 1, 2015, the Company entered into a settlement agreement pursuant to which the plaintiffs are to receive $25,000 in cash and a convertible debenture in the amount of $300,000. In the event that the plaintiffs have not converted the debenture in full at the expiration of three years, the plaintiffs may request the remaining amount be paid in full at that time. While the settlement agreement has not yet been implemented by the payment of the specified cash and the issuance of the specified debenture, the action has been marked “disposed” by the court.

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs. On February 24, 2015, the Company entered into a settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and securities in the amount of $250,000. The Company accrued the entire $400,000 judgment on its books as of the year ended December 31, 2014. During the six months ended June 30, 2014, the Company issued a debenture to Long Side Ventures in the amount of $250,000 (see Note 9, Debt Obligations, above). The Company has already paid the $150,000 due in cash under the settlement agreement. Nevertheless, there is a current dispute with the plaintiffs as to whether the Company and the other defendants have performed their obligations under the settlement agreement, and whether the plaintiffs have the right to declare a default under the settlement agreement. The Company has taken the position that it has fully performed and intends to vigorously contest any alleged default. Upon the performance of the terms of the Settlement Agreement, the Action will be dismissed against the Company and the other defendants.

On October 10, 2013, Golden Technology Management, LLC, and other plaintiffs commenced an action entitled Golden Technology Management, LLC, et al. v. NextGen Acquisition, Inc. et al. in the Supreme Court of the State of New York, County of New York, alleging breach of contract and other causes of action against the Company in connection with the acquisition of NextGen Fuel, Inc. by a former subsidiary. Plaintiffs seek damages in excess of $5,200,000 plus prejudgment interest and costs. On December 22, 2014, the court granted summary judgment as to the former subsidiary’s liability for payment of the sum of $3.2 million, plus prejudgment interest and costs. The plaintiffs’ have asserted a claim for alter ego liability for that amount against the Company and the other defendants. The litigation is proceeding and the Company intends to vigorously defend this action. At this stage of the proceedings, we cannot evaluate the likelihood of an unfavorable outcome in excess of the amounts previously accrued.

Effective as of December 31, 2015, the Company entered into a series of agreements providing for contingent participation payments involving use of the Company’s extraction technologies. Collectively, these agreements resulted in an aggregate of $26,720,059 in debt extinguishment for amounts that had been due, payable and accrued as of December 31, 2015, as well as a reduction in the Company’s continuing costs of sales, legal expenses and interest expense moving forward. First, the Company and YA Global Investments, L.P. (“YA Global”) entered into an agreement pursuant to which the Company agreed to pay 15% of all payments received by the Company from any new licensees issued in connection with its intellectual properties, including any amounts awarded in the Company’s pending and future infringement matters, net of any legal fees and expenses incurred in obtaining the settlement or award (see Note 9, Debt Obligations, above). Next, Cantor Colburn LLP (“Cantor”) and the Company entered into an amended agreement pursuant to which Cantor agreed to accept 15% of any recoveries from the Company’s pending patent litigation in excess of $3.6 million per year in exchange for all services rendered to date and moving forward. The Company recognized an $8,433,388 gain on extinguishment of debt upon the write-off of all accrued legal fees. T Finally, CWT and the Company entered into an amended agreement pursuant to which CWT agreed to accept 20% of the Company’s net cash receipts deriving from use of the Company’s extraction technologies, after payment in full of all litigation costs and expenses (including attorneys’ fees and expenses). Under the amended CWT agreement, no amount shall accrue or be due and payable to CWT until the earlier to occur of the date on which all such litigation costs and expenses have been paid on a current basis, the date on which the Company has successfully appealed the October 2014 summary judgment ruling in the Company’s pending infringement litigation, and all applicable appeal periods in connection therewith have expired, or the date on which the Company has entered into new license agreements corresponding to an additional $1,000,000 in annualized revenue.

On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of the Company’s Series G Preferred Stock (see Note 11, Shareholders’ Equity, above). The TCA loan was made pursuant to a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), under which TCA may lend to Bitzio up to $5.0 million. The Company and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement in favor of TCA on December 31, 2015. FCC, the Company, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all of its assets to secure the guaranty to TCA.

The Company is also involved in various collection matters for which vendors are seeking payment for services rendered and goods provided. The Company and its subsidiaries are party to numerous matters pertaining to outstanding amounts alleged to be due. Management is unable to characterize or evaluate the probability of any outcome at this time.

Under the Company’s insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. There is a $2,500 deductible per occurrence for environmental impairments. Environmental liability insurance is carried with policy limits of $1,000,000 per occurrence and $2,000,000 aggregate.

The Company is party to an employment agreement with Kevin Kreisler, the Company’s Chairman and Chief Executive Officer, which agreement includes terms for reimbursement of expenses, periodic bonuses, four weeks’ vacation and participation in any employee benefits provided to all employees of GreenShift Corporation.

The Company’s Articles of Incorporation provide that the Company shall indemnify its officers, directors, employees and agents to the full extent permitted by Delaware law. The Company’s Bylaws include provisions to indemnify its officers and directors and other persons against expenses (including attorney’s fees, judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities. The Company does not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully. The Company is further subject to various indemnification agreements with various parties pursuant to which the Company has agreed to indemnify and hold such parties harmless from and against expenses and costs incurred (including attorney’s fees, judgments, fines and amounts paid for settlement) in connection with the provision by such parties of certain financial accommodations to the Company. Such parties indemnified by the Company include YA Global Investments, L.P., YA Corn Oil Systems, LLC, Viridis Capital LLC, Minority Interest Fund (II) LLC, Acutus Capital LLC, and various family members of the Company’s chairman that have provided the Company with cash investments.

NOTE 13	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by the Company (see Note 9, Debt Obligations, above). The managing member of MIF is a relative of the Company’s chairman. On December 31, 2015, MIF and Acutus Capital LLC (“AC”) assigned their respective beneficial ownership interests in the Series D Shares to EXO Opportunity Fund LLC (“EXO”) (see Note 11, Shareholders’ Equity, above). EXO, in turn, assigned the corresponding beneficial interests to Bitzio in exchange for 200,000 shares of Bitzio Series E Preferred Stock. On the same date, FLUX Carbon Corporation (“FCC”), an entity owned by Kevin Kreisler, the Company’s chairman, transferred its ownership interest in Viridis Capital LLC (“Viridis”) to Bitzio. As a result of the foregoing transactions, on December 31, 2015, Bitzio was the beneficial owner of 862,500 Series D Shares, as well as AC’s 2011 contractual right to receive an additional 124,875 Series D Shares, all of which was exchanged for 700,000 shares of the Company’s Series G Preferred Stock. The Company filed a Certificate of Elimination for its Series D Preferred Stock after completing that transfer. On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of the Company’s Series G Preferred Stock (see Note 11, Shareholders’ Equity, above). FCC, the Company, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, executed a Guaranty Agreement in favor of TCA on December 31, 2015, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement (see Note 10, Guaranty Agreement, above). As a result of all of the foregoing transactions, since December 31, 2015, FCC has been the beneficial owner of 80% of Bitzio’s equity, and Bitzio has been the beneficial owner of 80% of GreenShift’s equity. Bitzio develops and commercializes clean technologies that facilitate the more efficient use of natural resources, and is focused on doing so primarily in three sectors: agriculture, energy and lifestyle. Kevin Kreisler, the Company’s chairman and chief executive officer, was appointed to the posts of chairman and chief executive officer upon completion of the foregoing transactions.

During the year ended December 31, 2015, the Company issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC (“CWT” and the “CWT Debenture”) in exchange for all amounts accrued under the TAA and CWT’s interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at $0.001 per share. The CWT Debenture matures December 31, 2018. CWT delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s Amended and Restated Technology Acquisition Agreement with CWT. The balance of the CWT Debenture was $325,000 at March 31, 2016.

During the year ended December 31, 2015, and further to the Company’s stated diversification plans, the Company invested in the development of technologies and businesses that are strategically-relevant to the Company’s existing operations. The Company’s wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC (“GX”), an entity that in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC (“LLC”). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products (“Bioproducts Portfolio”), which had previously been developed by GX in concert with various third parties. Under the associated agreements, an unaffiliated member of LLC has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. As of December 31, 2015, the Company extended and had about $72,000 in receivables due from GFD, which amount has since been paid.

As of the three months ended March 31, 2016, GreenShift had loaned about $30,000 to Plaid Canary Corporation (“PCC”), for use in the development of agricultural technology; about $200,000 to FLUX Carbon Mitigation Fund LLC (“FCMF”), for use in the development of energy technology and businesses; and about $403,000 to Bitzio, Inc. (“Bitzio”), for use in the development of lifestyle technology and businesses. The Company additionally incurred about $233,000 in research and development costs involving its efforts with PCC and agricultural technology. FLUX Carbon Corporation (“FCC”) is the beneficial owner of an 80% equity interest in Bitzio, and of the majority of the stock of the companies which own PCC and FCMF. FCC is owned by Kevin Kreisler, our chairman and chief executive officer.

NOTE 14	SEGMENT INFORMATION

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

The Company’s operations during the three months ended March 31, 2016 and 2015 are classified into two reportable business segments: Lifestyle and Agriculture. Each of these segments is organized based upon the nature of products and services offered. Summarized financial information about each segment is provided below:

Three Months Ended March 31, 2016	Corporate	Lifestyle	Agriculture	Total

Total Assets	$713,111	$236,862	$5,317,726	$6,267,699

Revenue	$—	$55,563	$894,239	$949,802
Costs of sales	—	34,684	71,701	106,385
Depreciation/amortization expense	833	—	801	1,634
Operating expenses - other	714,894	43,790	365,142	1,123,826

Gain on extinguishment of debt	2,551,613	—	—	2,551,613
Amortization of note discount	(646,827)	—	—	(646,827)
Interest expense	(260,127)	—	—	(260,127)
Change in fair value of derivatives	(1,829,976)	—	—	(1,829,976)
Foreign currency transaction loss	(7,806)	—	—	(7,806)
Equity loss from investee	—	—	(140,479)	(140,479)
Other expense	(75,000)	—	—	(75,000)
Income (loss) before taxes	(983,850)	(22,911)	316,116	(690,645)
Taxes	(10)	—	(2,510)	(2,520)
Net income (loss)	$(983,860)	$(22,911)	$313,606	$(693,165)

Three Months Ended March 31, 2015

Total Assets	$1,589,950	$545,478	$1,147,427	$3,282,855

Revenue	$—	$125,449	$912,804	$1,038,253
Costs of sales	—	63,519	277,663	341,182
Depreciation/amortization expense	2,725	—	801	3,526
Operating expenses - other	638,898	110,387	1,180,073	1,929,358

Change in fair value of derivatives	2,820,002	—	—	2,820,002
Foreign currency transaction gain	19,992	—	—	19,992
Interest expense	(618,530)	—	(348,260)	(966,790)
Gain (loss) on extinguishment of debt	(931,434)	—	—	(931,434)
Income (loss) before taxes	648,407	(48,457)	(893,993)	(294,043)
Taxes	—	—	—	—
Net loss	$648,407	$(48,457)	$(893,993)	$(294,043)

During the three months ended March 31, 2016, for our agriculture segment, four customers each provided over 10% of our revenue and 48% of total revenue in the aggregate; during the three months ended March 31, 2015, four customers each provided over 10% of our revenue, including two customers that accounted for more than 50% of sales.

NOTE 15	INVESTMENT IN JOINT VENTURE UNDER THE EQUITY METHOD

The Company’s wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC (“GX”), an entity that in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC (“LLC”). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products (“Bioproducts Portfolio”), which had previously been developed by GX in concert with various third parties. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. The Company has evaluated this equity investment and concluded that LLC is a variable interest entity and the Company is not the primary beneficiary. LLC’s fiscal year end is December 31. Under the associated agreements, an unaffiliated member of LLC has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. The members also assigned their respective interests in the Bioproducts Portfolio to LLC. GX’s contribution was valued at $4 million, however, the relevant agreements provide for GX to receive a preferential distribution until it receives approximately $3 million, at which point GX’s interest will decrease from 36.75% to 24.50%. The Company engaged two separate third party valuation firms, the first to complete a fairness opinion in respect of the foregoing, and the second to perform a valuation of GX’s interest in LLC using the fair value method as defined by FASB ASC 805-10-20. Under this method, fair value is defined as “the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.” Using the income approach, the valuation company used the discounted cash flow method to develop low, mid and high cash projections for LLC’s potential business model by estimating the expected cash flows derived from production of LLC’s products on a commercial scale. As of March 31, 2016, the Company had funded $1,150,335 towards operations and research and development of LLC, of which $1,028,860 has been reimbursed under the relevant joint venture agreements. The following presents unaudited summary financial information for LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company. The investment balance carried on the Company’s balance sheet amounts to $3,219,876 as of March 31, 2016. The Company’s share of the net loss from LLC for the three months ended March 31, 2016 was $140,479.

SUMMARIZED FINANCIAL DATA FOR LLC (unaudited):

3/31/2016
Current assets	$2,188
Intangible assets, net	3,476,190
Current liabilities	170,391
Members’ equity	3,009,900

Three Months Ended 3/31/2016
Net sales	$--

Operating expenses	239,399
Amortization expense	142,857
Net (loss)	(382,256)

NOTE 16	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the three months ended March 31, 2016 and 2015:

	3/31/2016	3/31/2015
Cash paid for the following:
Interest	$--	$--
Total interest paid in cash	--	--

Supplemental disclosure of non-cash investing and financing activities::
Debentures converted into common stock	$30,332	$1,480,070
Reduction in value of conversion features of convertible debt from conversions	3,271	15,793
Accretion of preferred stock dividends	16,382	--
Debt discount on convertible notes payable	--	150,000
Common stock converted to preferred stock	--	157,500

NOTE 17	RESTATEMENT

The Company has restated its results for the three months ended March 31, 2015, to correct erroneously capitalized share-based payments to our former CFO and CEO related to the business combination between Bitzio Inc., Lexi Luu Designs and E-motion Apparel (see Note 18, Acquisitions, below), and combine common stock to be issued in the amount of $131,376 into additional paid in capital. The table below summarizes the impact of the restatement described above on financial information previously reported on the Company’s Form 10-Q for the period ended March 31, 2015:

	Original	Adjustments	As Restated

Balance Sheet for Three Months Ended 3/31/15:

Prepaid expense	$456,203	$(416,628)	$39,575
Total current assets	708,266	(416,628)	291,638
Total assets	1,504,481	(416,628)	1,379,491
Additional paid in capital	18368,569	(285,252)	18,083,317
Stock to be issued	131,376	(131,376)	--
Total stockholders’ deficit, Bitzio	(3,019,231)	(416,628)	(3,435,859)
Total stockholders’ deficit	(3,028,100)	(416,628)	(3,444,728)
Total liabilities and stockholders’ deficit	1,504,481	(416,628)	1,087,853

NOTE 18	ACQUISITIONS

On July 16, 2014, we entered into a sales purchase agreement to acquire 100% of the outstanding shares of Lexi Luu Designs, Inc. (“LL”). Bitzio paid 500,000,000 restricted common shares for this acquisition. 300,000,000 shares valued $0.0014, the market price of the Company’s stock on the day of acquisition, or $420,000, was the consideration given. The other 200,000,000 shares were recorded as compensation for the continuing employment for Mr. Blanchette and will be expensed over the service period of 20 months. The value of the shares will be amortized over the service period of approximately 20 months. LL shareholders are able to earn an additional $300,000 in restricted common shares over the course of three years in an earn-out upon hitting certain revenue benchmarks. The Company recorded an earn-out contingent liability of $87,000 as part of the acquisition. We accounted for the transaction as a business combination. Of the purchase price paid as of July 16, 2014 ($183,629) was allocated among the assets and liabilities and the difference was assigned to intangible assets. As of March 31, 2016 and December 31, 2015, the revenue of LL was below the earn-out revenue benchmark, we wrote off $0 and $27,000 in contingent liability, respectively. Per ASC 805-10-50-4, if the acquirer is a public entity, if comparative financial statements are presented, the revenues and earnings of the combined entity for the current reporting period as though the acquisition date as of the beginning of the annual reporting period.

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

The unaudited pro forma information set forth above is for informational purposes only. The pro forma information should not be considered indicative of actual results that would have been achieved if the Lexi Luu Designs and E-motion Apparel acquisitions had occurred on January 1, 2014.

On July 18, 2014, we entered into a sales purchase agreement to acquire 100% of the outstanding shares of E-motion Apparel, Inc. (“EA”). Bitzio paid 350,000,000 restricted commons shares for this acquisition. All 350,000,000 shares were recorded as compensation for the continuing employment for Ms. Brassington and Ms. Cunningham and will be expensed over the service period of 20 months. E-motion Apparel shareholders are able to earn an additional $300,000 in restricted common shares over the course of years in an earn-out upon hitting certain revenue benchmarks. The Company recorded an earn-out contingent liability of $48,000 as part of the acquisition. We accounted for the transaction as a business combination. Of the purchase price paid as of July 18, 2014 ($26,235) was allocated among the assets and liabilities and the difference was assigned to intangible assets. This License Agreement between Bitzio and E-motion Apparel was cancelled on July 18, 2014 and was replaced with the sales purchase agreement. As of March 31, 2016 and December 31, 2015, as the revenue of EA was below the earn-out revenue benchmark, we wrote off $0 and $33,000 in contingent liability, respectively.

The total purchase price for the LL acquisition was allocated as follows:

Assets
Cash	$170
Accounts receivable	794
Inventories	64,883
Property and equipment	2,724
Other assets	19,503
Intangible assets-Customer relationships	690,629

Liabilities
Accounts payable and accrued liabilities	(256,030)
Due to shareholder	(15,673)
Earn-out contingent liability	(87,000)
Net assets acquired	$420,000

The total purchase price for the EA acquisition was allocated as follows:

Assets
Inventories	$165,807
Other assets	5,050
Intangible assets-Customer relationships	74,235

Liabilities
Accounts payable and accrued liabilities	(197,092)
Earn-out contingent liability	(48,000)
Net assets acquired	$-

The customer relationships are being amortized over their estimated useful lives of 2 years.

NOTE 19	SUBSEQUENT EVENTS

During the three months ended June 30, 2016, the Company entered into two release agreements pursuant to which the Company and the associated creditors agreed to fully satisfy $413,252 in obligations plus related accrued interest in exchange for $15,000 in cash and 200,000,000 shares of the Company’s common stock.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

CAUTIONARY INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward-looking statements may include statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” “may,” “could,” “should,” “will,” or similar expressions. Any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements contained herein reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Future performance cannot be ensured. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors of our annual report on Form 10-K for the year ended December 31, 2015. Specifically, we may experience significant fluctuations in future operating results due to the uncertain results of pending patent litigation as well as a number of economic conditions, including, but not limited to, competition, the actions of third parties infringing our patents, commodity market risks, financial market risks, counter-party risks, risks associated with changes to federal policy or regulation or to the laws upon which our intellectual property rights are based, the timely completion of corn oil extraction projects by our licensees, the amount of corn oil recovered by our licensees, and other risk factors detailed in our reports filed with the SEC. Actual results may differ materially from projected results due, without limitation, to unforeseen developments.

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

COMPONENTS OF REVENUES AND EXPENSES

On December 31, 2015, we acquired an 80% interest in GreenShift Corporation (“GreenShift”), the operations of which comprised all of our efforts in our agriculture group during 2015. We accounted for that transaction on the basis that the Company and GreenShift were under common control, and accordingly have combined the results of operations of both previously separate entities for the three months ended March 31, 2015, such that total revenues for 2015 derived from our agriculture and lifestyle segments, in the form of license royalties and related products and services (agriculture), and activewear apparel sales (lifestyle)).

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

We accounted for the GreenShift acquisition on the basis that the Company and GreenShift were under common control as of December 31, 2015, and accordingly have combined the results of operations of both previously separate entities for the three months ended March 31, 2015. Our results of operations for the three months ended March 31, 2016, consequently include the prior year period results of GreenShift and its subsidiaries.

Revenues for the three months ended March 31, 2016, were about $949,000 as compared to $1.0 million generated during the three months ended March 31, 2015. Revenue for the three months ended March 31, 2016, included approximately $895,000 in agriculture segment revenue and $56,000 in lifestyle segment revenue. In the comparable period of the prior year, agriculture segment revenue was about $913,000 as well as $125,000 in lifestyle segment revenue.

The decrease in sales during 2016 from the lifestyle segment included a slight decrease in sales by the Company’s lifestyle subsidiaries (Lexi Luu and E-motion) due to the seasonality of the business. There was also a slight decrease in sales for GreenShift and its subsidiaries. In regards to the agriculture segment, revenue in future periods will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended March 31, 2016 were about $106,000, including about $72,000 from our agriculture segment and about $34,000 from our lifestyle segment. These amounts compared to about $341,000 in total for the three months ended March 31, 2015, $278,000 from our agriculture segment and about $63,000 which was attributable to our lifestyle segment.

We generated about $843,000 in gross profit for the three months ended March 31, 2016, as compared to about $697,000 for the three months ended March 31, 2015. Increased economies of scale with respect to our costs of sales and gross profit can be expected moving forward in both segments during 2016 given our stated growth plans for the year.

Operating expenses for the three months ended March 31, 2016 and 2015, were about $1.1 million and $1.9 million, respectively. Operating expenses during 2016 included $0 in research and development costs as well as $246,000 in professional fees. Operating expenses during 2015 included about $321,000 in research and development costs, and $600,000 in professional fees, of which about $200,000 associated with our agriculture segment was accrued and not paid during the year.

We had a total operating loss of about $282,000 during 2016 as compared to an operating loss of about $1.2 million in 2015. Other expense for the three months ended March 31, 2016, was about $408,000, while other income for the three months ended March 31, 2015, was about $1.3 million. We realized a debt extinguishment gain of about $2.5 million in 2016 from our agriculture segment which were offset by about $347,000 in interest expense $647,000 in amortization of note discount and $1.8 million from the change in derivative liabilities. Our other income or expense in 2015 included about $967,000 in interest expense (including about $348,000 from the intrinsic value of a beneficial conversion feature) and a loss on extinguishment of debt of about $931,000 which were offset by a $2.8 million gain on change in derivative liabilities.

Net loss for the three months ended March 31, 2016, was about $693,000. Net loss for the three months ended March 31, 2015, was about $294,000.

Derivatives

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. The principal amount on our convertible obligations was $6.6 million as of March 31, 2016, and the unamortized note discount was $4.0 million. For the three months ended March 31, 2016, a loss for the change in fair value of the derivative of about $1.8 million was recognized for these debentures. The total derivative liability as of March 31, 2016, was about $13.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2016 was cash produced by our operations. During the three months ended March 31, 2016, we produced about $304,000 in cash from our operating activities, used about $610,000 from our investing activities and we used about $471,000 from our financing activities, primarily to repay debt to YAGI Assignees. During the three months ended March 31, 2015, we used about $399,000 of net cash, produced about $18,000 from our investing activities and used $63,000 from our financing activities. Our cash balances at March 31, 2016, and December 31, 2015, were about $1.2 million and $1.9 million, respectively. The Company had a working capital deficit of about $18.2 million at March 31, 2016, about $2.6 million of which was attributable to current obligations convertible into Company common stock.

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

As of March 31, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2016.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

See Note 12 to the Consolidated Financial Statements for litigation events during the recent quarter.

ITEM 1A	RISK FACTORS

Our investors should consider the risks that could affect us and our business as set forth in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015. There has been no material change from the risks set forth in that Report.

Although we have attempted to discuss meaningful factors, our investors need to be aware that other factors and risks may become important in the future. New risks may emerge at any time. We cannot predict such risks or estimate the extent to which they may affect our operations and financial performance. Investors should carefully consider the discussion of risks and the other information included in this Quarterly Report on Form 10-Q, including the Cautionary Information Regarding Forward-Looking Information provided above in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company issued a total of 300,000,000 shares for services to be settled in common stock in the amount of $30,000. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended March 31, 2016:

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002 as incorporated herein by reference

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

BITZIO, INC.

By:	/s/ KEVIN KREISLER
KEVIN KREISLER
Chairman, Chief Executive Officer
Date:	July 7, 2016

