Form 10-Q
period 2016-06-30
Bitzio, Inc.
filed 2016-09-22
CIK 1347078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

COMMISSION FILE NO.: 000-51688

BITZIO, INC.

(Exact name of registrant as specified in its charter)

Nevada	16-1734022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9186 Independence Avenue, Chatsworth, CA	91311
(Address of principal executive offices)	(Zip Code)

(818) 775-0339
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the prior 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes	[X]	No	[ ]

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

As of September 21, 2016, there were 7,720,704,217 shares of common stock outstanding.

BITZIO, INC.

QUARTERLY REPORT ON FORM 10Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

BITZIO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	6/30/2016	12/31/2015
ASSETS
Current Assets

Cash	$993,251	$1,929,832
Accounts receivable, net of doubtful accounts	463,017	311,763
Deposits, current	—	400,000
Inventories, net	488,102	635,482
Due from affiliates	—	180,865
Loans receivable	200,500	160,500
Prepaid expenses and other assets	26,480	28,558
Total current assets	2,171,350	3,647,000

Other Assets:
Intangible assets, net	32,296	224,589
Fixed assets, net	20,833	23,333
Due from affiliates	621,075	—
Minority investment in subsidiary	3,079,844	3,360,355
Costs in excess of billings	—	9,107
Other receivables	2,940	—
Deposits	69,730	69,730
Total other assets	3,826,718	3,687,113

TOTAL ASSETS	5,998,067	7,334,113

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	2,000,561	1,866,785
Accrued expenses	1,083,094	1,454,020
Income tax payable	151,020	151,020
Accrued interest payable	268,142	820,654
Accrued interest payable – related party	423,394	378,267
Notes payable, net	280,212	354,981
Notes payable – related party	310,100	310,100
Current portion of convertible notes, net	798,916	839,718
Current portion of convertible debentures, net	12,909	2,366,426
Current portion of convertible debentures, net – related party	1,592,432	1,652,270
Derivative liabilities	9,186,148	11,185,625
Contingent liability	41,000	41,000
Amounts due to minority shareholders	158,284	158,284
Total current liabilities	16,306,212	21,579,150

Long term Liabilities:
Convertible debentures	1,615,100	400,586
Convertible debentures – related party	200,000	325,000
Redeemable preferred stock Series C, $0.001 par value; 999 shares authorized; 0 and 999 shares issued and outstanding, respectively	—	—
Total long term liabilities	1,815,100	725,586

Total Liabilities	18,121,312	22,304,736

Redeemable preferred stock Series E, $0.001 par value; 520,000 shares authorized; 320,000 and 0 shares issued and outstanding, redemption amount of $3,200,000	126,491	8,767

Stockholders’ Equity (Deficit):
Preferred Series A stock: $0.001 par value; 2,500,000 shares authorized;2,043,120 and 2,043,120 shares issued and outstanding, respectively	2,043	2,043
Preferred Series E stock: $0.001 par value; 520,000 shares authorized;200,000 and 200,000 shares issued and outstanding, respectively	200	200
Preferred Series F stock: $0.001 par value; 800,000 shares authorized;800,000 and 800,000 shares issued and outstanding, respectively	800	800
Common Stock: $0.0001 par value, 10,000,000,000 authorized;7,720,754,217 and 7,320,754,217 shares issued and outstanding, respectively	7,720,755	7,320,755
Additional paid in capital	12,299,503	12,463,791
Common stock subscription payable	181,074	181,074
Accumulated deficit	(28,039,223)	(30,149,913)
Bitzio, Inc. stockholders’ equity (deficit)	(7,834,848)	(10,181,250)

Non-controlling interest	(4,414,888)	(4,798,138)

Total stockholders’ equity (deficit)	(12,249,736)	(14,979,388)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,998,067	$7,334,113

The notes to the Consolidated Financial Statements are an integral part of these statements.

BITZIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended		Six Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015

Revenue	$1,540,280	$1,245,569	$2,490,082	$2,283,822
Costs of goods sold	497,693	515,073	604,078	856,255
Gross profit	1,042,587	730,496	1,886,004	1,427,567

Operating expenses:
Sales, general and administrative expenses	946,475	2,375,676	2,071,934	3,987,970
Research and development	—	(51,783)	—	268,807
Total operating expenses	946,475	2,323,893	2,071,934	4,256,777

Income (loss) from operations	96,112	(1,593,397)	(185,930)	(2,829,210)

Other Income (Expense):
Gain (loss) on extinguishment of debt	555,680	(24,844)	3,107,293	(956,278)
Other expense	—	(560,000)	(75,000)	(560,000)
Amortization of note discount	(839,188)	—	(1,485,742)	—
Equity loss from investee	(140,032)	(161,471)	(280,511)	(161,471)
Foreign currency transaction gain (loss)	5,263	(6,071)	(2,543)	13,921
Change in fair value of derivative instruments	3,612,618	(6,528)	1,987,086	2,826,307
Change in fair value of derivative instruments – affiliate	207,222	(29,972)	2,778	(42,806)
Interest expense	(209,412)	(766,339)	(452,765)	(1,692,657)
Interest expense – related party	(26,108)	(36,236)	(43,155)	(76,708)
Total other income (expense), net	3,166,043	(1,591,461)	2,757,441	(649,692)

Income (loss) before provision for income taxes	3,262,155	(3,184,858)	2,571,511	(3,478,902)

Provision for income taxes	—	—	(2,520)	—

Net income (loss)	$3,262,155	$(3,184,858)	$2,568,991	$(3,478,902)

Net income (loss) attributable to non-controlling interest	635,989	(531,963)	340,576	(832,639)

Net income (loss) attributable to Company	$2,626,166	$(2,652,895)	$2,228,414	$(2,646,263)

Preferred Stock dividends	(101,342)	—	(117,724)	—

Net income (loss) attributable to common shareholders	$2,524,824	$(2,652,895)	$2,110,690	$(2,646,263)

Weighted average common shares outstanding, basic	7,695,479,942	5,158,310,887	7,524,600,371	4,444,916,042
Weighted average common shares outstanding, diluted	376,088,262,443	5,158,310,887	374,720,883,322	4,444,916,042

Earnings (Loss) per Share - Basic:
Income (loss) from continuing operations – basic	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share – basic	$0.00	$(0.00)	$0.00	$(0.00)

Earnings (Loss) per Share - Diluted:
Income (loss) from continuing operations – diluted	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss) per share – diluted	$0.00	$(0.00)	$0.00	$(0.00)

The notes to the Consolidated Financial Statements are an integral part of these statements.

BITZIO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE Six months ended June 30, 2016 AND 2015

	Six Months Ended
	6/30/2016	6/30/2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,568,991	(3,478,902)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of intangibles	194,793	238,136
Loss (gain) on extinguishment of debt	(3,107,293)	956,278
Loss (gain) on foreign currency transaction	2,543	(13,921)
Stock issued for services	93,764	57,821
Change in fair value of derivatives	(1,989,864)	(2,783,501)
Recognition of intrinsic value of beneficial conversion feature	—	745,048
Amortization of debt discounts on convertible notes	1,498,581	28,677
Origination interest on convertible notes payable	—	493,026
Equity losses from investee	280,511	161,471
Bad debt expense	10,000	—
Expenses incurred by issuance of debentures	2,028	5,244

Changes in operating assets and liabilities:
Accounts receivable	(164,192)	177,936
Deposits	400,000	—
Prepaid expenses	2,079	216,423
Inventory	147,380	20,497
Billings in excess	9,107	(18,478)
Other receivables	(40,000)	—
Deferred revenue	—	44,550
Accrued interest	162,888	450,543
Accrued interest – related party	41,127	42,708
Related party payables	—	2,624
Accounts payable and accrued expenses	45,648	2,388,321
Net cash provided by (used in) operating activities	158,091	(265,498)

CASH FLOW FROM INVESTING ACTIVITIES
Cash acquired in acquisition	—	18,029
Loans to development partners – related parties	(436,437)	(46,708)
Net cash provided by (used in) investing activities	(436,437)	(28,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	(8,737)
Proceeds from convertible notes payable	—	120,000
Repayment of convertible debentures	(658,235)	(228,869)
Net cash provided by (used in) financing activities	(658,235)	(117,606)

Net increase (decrease) in cash	(936,581)	(411,782)
Cash at beginning of period	1,929,832	590,850
Cash at end of period	$993,251	$179,068

The notes to the Consolidated Financial Statements are an integral part of these statements.

BITZIO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	BASIS OF PRESENTATION

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

The balance sheet at December 31, 2015 was derived from audited financial statements (see Note 4, Significant Accounting Policies, below) but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We generate revenue today from our efforts in agriculture, where we license commercially-available technologies to U.S. ethanol producers, and provide our licensees with success-driven, value-added services and other solutions based upon our expertise, know-how, technologies, and patent position. We also generate sales in our lifestyle group by producing and selling activewear and other apparel for women and children, an important early-adopter market for wearable technologies that we are developing. During the six months ended June 30, 2016, four customers each provided over 10% of our revenue and 67% of total revenue in the aggregate; during the six months ended June 30, 2015, four customers each provided over 10% of our revenue, including two customers that accounted for more than 50% of sales (See Note 4, Significant Accounting Policies for Revenue Recognition policies). In addition, we are evaluating a number of investments and acquisitions in each of our targeted sectors, each with a view toward internalizing additional revenue, management, and infrastructure that we can leverage to bring our technologies to market.

NOTE 3	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company recorded a loss from operations of $185,931 for the six months ended June 30, 2016. As of June 30, 2016, the Company had $993,000 in cash, and current liabilities exceeded current assets by about $14.1 million, which included derivative liabilities of $9.2 million and $2.4 million in convertible debentures. None of these items are required to be serviced out of the Company’s regular cash flows.

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

REVENUE RECOGNITION

In our lifestyle segment, we recognize revenue when the following conditions are satisfied: (i) delivery of the product has occurred and (ii) collection is reasonably assured. Under our lifestyle segment, orders are received via national sales representatives, in house wholesale sales departments and various retail platforms. Once the order is received, they are either automatically or manually inputted into our production system. Our production system generates production orders which our production team takes and produces based on the purchase order terms. Revenue is recognized only when the orders have been shipped. Generally, all orders are paid upon shipment via credit card or wire transfer. For a small percentage, the orders are shipped on terms of less than 30 days. Revenue is recognized at the time of shipment and a related receivable is booked. We experience less than 2% of annual sales in returns. For orders where goods are considered damaged, these items are swapped with new merchandise. Under our agriculture segment, GreenShift recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured. GreenShift recognizes revenue from licensing of GreenShift’s corn oil extraction technologies when corn oil sales occur. Licensing royalties are recognized as earned by calculating the royalty as a percentage of gross corn oil sales by the ethanol plants. For the purposes of assessing royalties, the sale of corn oil is deemed to occur when shipped, which is when four basic criteria have been met: (i) persuasive evidence of a customer arrangement; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured, and (iv) product delivery has occurred, which is generally upon shipment to the buyer of the corn oil.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

The Company computes its net income or loss per common share under the provisions of ASC 260, “Earnings per Share,” whereby basic net income or loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Our potentially dilutive shares, which include outstanding common stock options, common stock warrants, convertible preferred stock and convertible debentures, have not been included in the computation of diluted net income (loss) per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share. During the three and six months ended June 30, 2015, we reported a net loss, and accordingly dilutive instruments were excluded from the net loss per share calculation for such periods. There were 103,360,949,561 such potentially dilutive shares excluded for the three months ended June 30, 2015 as well as 109,167,971,335 potentially dilutive shares excluded for six months ended June 30, 2015.

The following is a reconciliation of weighted common shares outstanding used in the calculation of basic and diluted net income per common share:

Three Months Ended 6/30/2016

Net income (loss) attributable to common shareholders	$2,524,824
Adjustments for dilutive shares:
Interest savings	127,110
Reversal of derivative gains	(314,304)
Net income (loss) - adjusted	2,337,630
Weighted average shares used for basic net income per common share	7,695,479,492
Incremental diluted shares	368,392,782,952
Weighted average shares used for diluted net income per common share	376,088,262,443
Net income (loss) per common share:
Basic	$0.00
Diluted	$0.00

Six Months Ended 6/30/2016

Net income (loss) attributable to common shareholders	$2,110,690
Adjustments for dilutive shares:
Interest savings	260,076
Reversal of derivative gains	(1,682,254)
Net income (loss) - adjusted	688,512
Weighted average shares used for basic net income per common share	7,524,600,371
Incremental diluted shares	367,192,782,952
Weighted average shares used for diluted net income per common share	374,717,383,322
Net income (loss) per common share:
Basic	$0.00
Diluted	$0.00

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which modifies how all entities recognize revenue and various other revenue accounting standards for specialized transactions and industries. This update is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the possible impact of ASU 2014-09, but does not anticipate that it will have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU No. 2015-02. The amendments of ASU No. 2015-02 were issued in an effort to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity’s voting rights; or (3) the exposure to a majority of the legal entity’s economic benefits. ASU No. 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The guidance in ASU No. 2015-02 is effective for periods beginning after December 15, 2015. Early adoption is permitted. Early adoption is permitted for financial statements that have not been previously issued. The Company adopted this standard at January 1, 2016, but it did not have a material effect on the accompanying financial statements.

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

Effective July 1 2009, the Company adopted ASC 820-10-55-23A, Scope Application to Certain Non-Financial Assets and Certain Non-Financial Liabilities, delaying application for non-financial assets and non-financial liabilities as permitted. ASC 820 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In January 2010, the FASB issued an update to ASC 820, which requires additional disclosures about inputs into valuation techniques, disclosures about significant transfers into or out of Levels 1 and 2, and disaggregation of purchases, sales, issuances, and settlements in the Level 3 rollforward disclosure.

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

The fair value of certain of the embedded conversion liabilities was determined using the present value model calculating fair value based on the conversion discount as well as the present value based on term and bond rate. During the six months ended June 30, 2015, following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 7 years and (3) bond rate of 10%. Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. During the six months ended June 30, 2016, the following assumptions were used: (1) conversion discounts of 10%; (2) term of less than one year to 6 years and (3) bond rate of 10%. Fluctuations in the conversion discount percentage have the greatest effect on the value of the conversion liabilities valuations during each reporting period. As the conversion discount percentage increases for each of the related conversion liabilities instruments, the change in the value of the conversion liabilities increases, therefore increasing the liabilities on the Company’s balance sheet. The higher the conversion discount percentage, the higher the liability. A 10% change in the conversion discount percentage would result in more than a $391,884 change in our Level 3 fair value.

The fair value of embedded conversion feature of 320,000 shares of Series E Preferred Stock was determined using a Black-Scholes Simulation. This model requires the input of highly subjective assumptions, including the expected price volatility, which is based on the historical volatility of a peer group of publicly traded companies. Changes in the subjective input assumptions can materially affect the estimate of fair value of the warrants and the Company’s results of operations could be impacted.

The following assumptions were used in calculations of the Black-Scholes model for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Annual dividend yield	-%	-%
Expected life (years)	0.10-2.75	-
Risk-free interest rate	0.20-0.87%	-%
Expected volatility	162-283%	-%

The following table presents the embedded derivatives, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets, on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2016:

Balance of embedded derivatives at June 30, 2016:
Level 1	$—
Level 2	—
Level 3	9,186,148
Total	$9,186,148

The following table reconciles, for the period ended June 30, 2016, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of embedded derivatives at December 31, 2015	$11,185,625

Decrease in fair value of derivatives	(1,736,777)
Reductions in fair value due to repayments/redemptions	(253,087)
Reductions in fair value due to principal conversions	(9,613)
Balance at June 30, 2016	$9,186,148

NOTE 6	INVENTORIES

Under our agriculture segment, GreenShift maintains an inventory of equipment and components used in systems designed to extract corn oil from licensed ethanol production facilities. The inventory, which consists of equipment and component parts, is held for sale to GreenShift’s licensees on an as needed basis. Inventories are stated at the lower of cost or market, with cost being determined by the specific identification method. Inventories at June 30, 2016 and December 31, 2015 were $316,500.

Under our lifestyle segment, the Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company continuously evaluates the composition of its inventory, assessing slow-turning product. Estimated realizable value of inventory is determined based on an analysis of historical sales trends of our individual products and a forecast of future demand, giving consideration to the value of current orders in-house relating to the future sales of inventory. Estimates may differ from actual results due to quantity, quality, and mix of products in inventory, customer demand, and market conditions. The Company’s historical estimates of these costs and any provisions have not differed materially from actual results. As of June 30, 2016 and December 31, 2015, inventory consisted of $160,819 and $171,086 in finished goods, $6,546 and $7,515 in work in process, and $4,237 and $18,279 in raw materials.

NOTE 7	GOODWILL AND INTANGIBLE ASSETS

In November 2013, the Company entered into a Distribution Agreement with E-motion Apparel, Inc., which designs women’s apparel and accessories. The agreement grants Bitzio the exclusive worldwide right to distribute E-motion Apparel’s products using the E-motion Apparel trademarks, copyrights and trade dress. The agreement also provides that Bitzio will make a five-year non-interest-bearing $75,000 working capital loan to E-motion Apparel, and will pay a license fee of $300,000 to E-motion Apparel. The Distribution Agreement was replaced by the acquisition agreement on July 18, 2014.

On July 16, 2014, the Company acquired 100% of the stock of Lexi Luu Designs, Inc. (“LL”), in exchange for 500,000,000 shares of Company common stock, plus a subordinate term note in the amount of $300,000 payable from LL on or before December 31, 2017, subject to compliance with applicable provisions of the Company’s senior loan agreements. We accounted for the transaction as an equity purchase. $183,629 of the purchase price paid was allocated among the assets and liabilities and the difference was allocated to intangible assets in the amount of $690,629. As of June 30 2016 and December 31, 2015, the net carrying amount is $14,192 and $186,376, respectively. The associated intangible asset is being amortized over a life of 2 years.

On July 18, 2014, the Company acquired 100% of the stock of E-motion Apparel, Inc. (“EA”), in exchange for 350,000,000 shares of Company common stock, plus a subordinate term note in the amount of $300,000 payable from EA on or before December 31, 2017, subject to compliance with applicable provisions of the Company’s senior loan agreements. We accounted for the transaction as an equity purchase. $26,235 of the purchase price paid was allocated among the assets and liabilities and the difference was allocated to intangible assets in amount of $74,235. As of June 30, 2016 and December 31, 2015, the net carrying amount is $1,728 and $20,236. The associated intangible asset is being amortized over a life of 2 years.

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

The Company’s intangible assets at June 30, 2016 and December 31, 2015, respectively, include the following:

	6/30/2016	12/31/2015
License fees	$150,000	$150,000
Patent	50,000	50,000
Website	45,076	45,076
Customer relation	764,864	764,864
Accumulated amortization	(977,644)	(785,351)
Intangible assets, net	$32,296	$224,589

Amortization of intangible assets is computed using the straight-line method and is recognized over the estimated useful lives of the intangible assets. Amortization of intangible assets was $192,293 and $191,245 for the six months ended June 30, 2016 and 2015, respectively. Estimated amortization expense for future years is as follows:

2016	$17,520
2017	3,202
2018	3,202
2019	3,202
2020	3,202
Thereafter	1,968
Total	$32,296

NOTE 8	PROPERTY AND EQUIPMENT

Depreciation expense for the six months ended June 30, 2016 and 2015 was $2,500 and $2,725, respectively. Property, plant and equipment consisted of the following:

	6/30/16	12/31/15
Furniture and fixtures	$1,404	$1,404
Machinery and equipment	27,967	27,967
Computer equipment	1,504	1,504
Sub-total	30,875	30,875
Less accumulated depreciation	(10,042)	(7,542)
Total	$20,833	$23,333

NOTE 9	DEBT OBLIGATIONS

The following is a summary of the Company’s financing arrangements as of June 30, 2015:

6/30/2016
Current portion of long term debt:
Current portion of notes payable	$314,714
Current portion of notes payable – related party	310,100
Note discounts	(34,502)
Total current portion of long term debt	$590,312

Current portion of convertible debentures:
TCA Global Credit Master Fund, L.P., 11% interest, conversion at 85% of market	$2,643,838
David Moran & Siobhan Hughes, 6% interest, conversion at 90% of market	2,399
Susan Schneider, 6% interest, conversions at 90% of market	10,510
Minority Interest Fund (II), LLC, 6% interest, no conversion discount	1,439,900
Long Side Ventures, 6% interest, conversion at 90% of market	85,000
Related Party Debenture, 6% interest, no conversion discount	27,532
Abrams, 8% interest, no conversion discount	40,000
FLUX Carbon Starter Fund LLC, 6% interest, no conversion discount	255,000
Five Nine Group LLC, 6% interest, no conversion discount	250,000
Cantrell Winsness Technologies, LLC, 2% interest, conversion at 100% of market	125,000
Settlement Contingency Debentures	50,000
Note discount	(2,524,922)
Total current portion of convertible debentures	$2,404,257

Long term convertible debentures:
Gerova Asset Backed Holdings, LP, 2% interest, no conversion discount	175,000
Long Side Ventures, 6% interest, conversion at 90% of market	219,717
Cantrell Winsness Technologies, LLC, 2% interest, conversion at 100% of market	200,000
TRK Management LLC, 6% interest, no conversion discount	100,000
EXO Opportunity Fund, LLC, 6% interest, conversion at 90% of market	4,500,000
Note discount	(3,379,617)
Total long term convertible debentures	$1,815,100

A total of $10,748,709 in principal from the convertible debt noted above is convertible into the common stock of the Company. The following chart is presented to assist the reader in analyzing the Company’s ability to fulfill its fixed debt service requirements (net of note discounts) as of June 30, 2016 and the Company’s ability to meet such obligations:

Year	Amount
2016	$4,820,992
2017	4,625,000
2018	797,717
2019	505,000
2020	—
Thereafter	—
Total minimum payments due under current and long term obligations	$10,748,709

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

The $2.9 million loan made on December 31, 2015 is, and any future loan will be, reflected in a Senior Secured Revolving Convertible Promissory Note (the “TCA Note”), which has a maturity date of December 31, 2016. The TCA Note bears interest at 11% per annum. In the event of a default under the TCA Note or with the consent of Bitzio, TCA may convert portions of principal and interest due under the TCA Note into shares of Bitzio common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of Bitzio common stock during the five trading days preceding conversion; provided, however, that no conversion is permitted that will result in the Note-holder becoming the beneficial owner of more than 4.99% of Bitzio’s outstanding common stock. The Credit Agreement required that Bitzio pay an advisory fee to TCA in the amount of $3,200,000. Payment was made on December 31, 2015 by the issuance of 320,000 shares of Series E Preferred Stock to TCA. To secure its obligations under the Note and Credit Agreement, Bitzio pledged to TCA all of its assets, as did each of Bitzio’s subsidiaries. As of June 30, 2016, the balance of unamortized debt discount is $2,524,922. During six months ended June 30, 2016 the Company recorded amortization of debt discount of $278,724. During the six months ended June 30, 2016, Bitzio paid down $256,162 in principal on TCA Note and $225,948 in interest. During the same period Bitzio accrued $244,041 in interest and fees.

FACTOR FUND DEBENTURE

On August 5, 2014, the Company issued a $650,000 convertible debenture to 112359 Factor Fund LLC (“Factor Fund”) for $325,000 in cash, paid between August 2014 and May 2015. The debenture carried interest at 8% per annum, and converted into Company common stock at a conversion price equal to 100% of the average of the five (5) lowest closing market prices for the common stock for the sixty trading days preceding conversion, but may not convert into a number of shares that would result in the holder owning beneficially more than 9.99% of the Company’s outstanding shares. On February 26, 2015, Factor Fund assigned the balance due under the foregoing debenture in two equal $325,000 portions to its members, Five Nine Group LLC (“Five Nine”) and FLUX Carbon Starter Fund LLC (“FCSF”). On the same date, the Company additionally issued convertible debentures with a principal balance of $534,888 to Factor Fund in exchange for debentures issued to Factor Fund in prior periods. The issued amount was then assigned in two equal portions to Factor Fund’s members, Five Nine and FCSF. A total of $592,444 was due as of February 26, 2015, to each Five Nine and FCSF as a result of the foregoing transactions. Of the amount assigned to FCSF, $108,560 of principal plus $16,440 of interest was transferred to Long Side Ventures LLC (“LSV”). The holder of each debenture may convert the principal and interest accrued on the A&R Debentures into common stock at a conversion price equal to 100% of the average of the five (5) lowest closing market prices for the common stock for the sixty trading days preceding conversion, but may not convert into a number of shares that would result in the holder owning beneficially more than 4.99% of the Registrant’s outstanding shares. The Company accounted for the foregoing transfers as an extinguishment of debt and recorded a loss on extinguishment of $938,489 during the six months ended June 30, 2015.

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

On the same date, GreenShift deposited $400,000 in cash into escrow in anticipation of settling an additional $2,939,000 in principal and interest due from GreenShift to various assignees of YAGI (“YAGI Assignees”). The relevant agreement provided that the YAGI Assignees had until March 31, 2016, to accept their respective share of the settlement amount. As of June 30, 2016, the Company paid a total of $379,574 to all but three of the YAGI Assignees, in settlement of about $2,914,000 in debt elimination, and a gain on extinguishment of debt of $2,551,613.

The terms of the $5 million debenture assigned to EXO and the $25,000 balance due to the YA Global assignees noted above are nearly identical. Each debenture bears interest at 6% per annum, and each holder has the right, but not the obligation, to convert any portion of the debenture into GreenShift’s common stock at a rate equal to 90% of the lowest daily volume weighted average price of GreenShift’s common stock during the 20 consecutive trading days immediately preceding the conversion date. The YAGI debentures have matured and the EXO debenture matures on December 31, 2017. The debentures also contain a “buy-in” provision in regards to potential cash-settled portion of any conversion.

GreenShift accounted for the foregoing debentures in accordance with ASC 815, Derivatives and Hedging, as the conversion feature embedded in each debenture could result in the note principal being converted to a variable number of GreenShift’s common shares.

GreenShift determined the aggregate value of the YAGI Assignee debentures at December 31, 2015, to be $2,517,902 which represented the aggregate face value of the debentures of $2,263,939 plus the present value of the conversion feature. During the six months ended June 30, 2016, GreenShift negotiated settlements with ten of the YAGI Assignee debentures which resulted in a $252,531 reduction of the fair value of the conversion liability for the period. In addition, the value was reduced $3,271 due to conversions during the period. The carrying value of the YAGI Assignee debentures was $14,341 as of June 30, 2016, including principal of $12,909 and the value of the conversion liability. The present value of the liability for the conversion feature has reached its estimated settlement value of $1,432 as of June 30, 2016. Interest expense of $386 for these obligations was accrued for the six months ended June 30, 2016.

The Company is prohibited under its loan agreements from issuing common shares at prices lower than those afforded to EXO in the absence of EXO’s prior consent. The EXO Debenture provides for adjustments to the conversion price to the extent that the Company issues equity at a lower price in the future. As a result, in any such event, EXO would have the right to receive common shares upon conversion of the EXO Debenture at rates equal to the relevant lower rates. A note discount of $5,000,000 and a derivative liability of $7,484,632 were recorded at the time of the assignment. The Company accounted for the EXO Debenture in accordance with 815-40, Derivatives and Hedging, as the conversion feature embedded in the EXO Debenture could result in the note principal being converted to a variable number of the Company’s common shares. The balance of the EXO Debenture (net of the $3,379,617 related note discount) was $1,120,383 at June 30, 2016. At June 30, 2016, the Company valued the conversion features using a Black-Scholes model with a weighted probability calculation of the conversion price reset feature and the following assumptions: dividend yield of zero, years to maturity of 1.50 years, discount rate of 0.14 percent, and annualized volatility of 325%. During the six months ended June 30, 2016, the change in the fair value of the derivative resulted in an accounting loss of $434,795. As of June 30, 2016, the fair value of the derivative liability was $7,573,198.

OTHER DEBENTURES

As of December 31, 2010, the Company had convertible debentures payable to Minority Interest Fund (II), LLC (“MIF”) in an aggregate principal amount of $3,988,326 (the “MIF Debentures”). Effective October 1, 2015, MIF assigned $557,500 of its convertible debt to EXO (the “EXO Debenture”). As of December 31, 2015, MIF assigned $100,000 of its balance to TRK Management LLC. During the six months ended June 30, 2016, $67,929 in principal was converted into common stock. As of June 30, 2016, the balances of the TRK, and MIF Debentures were $100,000 and $1,439,900, respectively.

During the year ended December 31, 2015, the Company issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC (“CWT” and the “CWT Debenture”) in exchange for all amounts accrued under the technology agreement and CWT’s interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at $0.001 per share. The CWT Debenture matures December 31, 2018. During the six months ended June 30, 2016, the Company paid CWT a total of $75,000. The balance of the CWT Debenture was $325,000 at June 30, 2016.

During the year ended December 31, 2012, the Company incurred $175,000 in convertible debt to Gerova Asset Back Holdings, LP (“Gerova” and the “Gerova Debenture”). Gerova shall have the right, but not the obligation, to convert any portion of the convertible debenture into the Company’s common stock at a rate equal to 100% of the closing market price for the Company’s common stock for the day preceding the conversion date. The Gerova Debenture matures December 31, 2018. Gerova delivered a release in favor of the Company in respect of any and all amounts that may have been due under the Company’s former guaranty agreement with Gerova. The balance of the Gerova Debenture was $175,000 at June 30, 2016. Interest expense of $1,745 for these obligations was accrued for the six months ended June 30, 2016.

Effective December 31, 2015, Minority Interest Fund (II), LLC assigned $100,000 of its convertible debt to TRK Management, LLC (“TRK” and the “TRK Debenture”). TRK shall have the right, but not the obligation, to convert any portion of the accrued interest into the Company’s common stock at 100% of the market price for the Company’s common stock at the time of conversion. The balance of the TRK Debenture was $100,000 at June 30, 2016. Interest expense of $2,992 for these obligations was accrued for the six months ended June 30, 2016.

In the second quarter of 2016, the Company entered into agreements in which various third parties agreed to release the company from $509,649 in amounts payable in exchange for $15,000 in cash and 200,000,000 shares of common stock.

NOTE 10	GUARANTY AGREEMENT

On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of the Company’s Series G Preferred Stock (see Note 9, Shareholders’ Equity, below). The TCA loan was made pursuant to a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), under which TCA may lend to Bitzio up to $5.0 million. The Company and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement in favor of TCA on December 31, 2015. FCC, the Company, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all of its assets to secure the guaranty to TCA.

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

SERIES E PREFERRED STOCK

On December 31, 2015, the Company filed with the Nevada Secretary of State a Certificate of Designation designating 520,000 shares of preferred stock as Series E Preferred Stock. Each outstanding share of Series E Preferred Stock will have a preference on liquidation of Ten Dollars ($10). The holder of a share of Series E Preferred Stock will have the right to convert the Ten Dollar value of the share into common stock at a conversion price equal to 85% of the average closing bid price for Bitzio common stock during the five trading days preceding conversion, except that no conversion is permitted that will result in the holder becoming the beneficial owner of more than 4.99% of Bitzio’s outstanding common stock. Holders of Series E Preferred Stock have no voting rights by reason of those shares, nor do they have any right to participate in any dividends paid by Bitzio. On December 31, 2015, the Company issued EXO Opportunity Fund LLC (“EXO”) 200,000 shares of Series E Preferred Stock in exchange for beneficial rights to 187,029 shares of GreenShift Series D Preferred Stock as part of the transactions related to the GreenShift merger. On December 31, 2015 the Company issued TCA Global Credit Master Fund, LP, for advisory fees, 320,000 shares of Series E Preferred Stock with a stated value at $3,200,000, for which the underlying conversion feature was valued as a derivative liability at a value greater than this amount of $3,435,737, with the excess treated as preferred dividends. The discount on this redeemable preferred stock of approximately $3.2 million will be amortized using the interest method through December 31, 2016, the earliest redemption date. During six months ended June 30, 2016, the Company recognized $117,724 in preferred dividends for accretion of the discount on this redeemable preferred stock. In the event that TCA does not realize net proceeds from the sale of these Series E preferred shares or the common shares upon conversion of the preferred shares (the “Advisory Fee shares”) equal to the $3,200,000 fee value by the maturity date of the credit facility, these Advisory fee shares will become subject to mandatory redemption by TCA. TCA may convert portions of principal and interest due under the TCA Note into shares of Bitzio common stock at a conversion price equal to 85% of the lowest daily volume weighted average price of Bitzio common stock during the five trading days preceding conversion provided, however, that no conversion is permitted that will result in the Note-holder becoming the beneficial owner of more than 4.99% of Bitzio’s outstanding common stock.

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

The following assumptions were used in calculations of the Black Scholes model for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Annual dividend yield	-%	-%
Expected life (years)	0.10-2.75	-
Risk-free interest rate	0.20-0.87%	-%
Expected volatility	162-283%	-%

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

COMMON STOCK

During the six months ended June 30, 2016, the Company issued 300,000,000 common shares for salaries, and 100,000,000 shares for settlement of debt obligation. (see Note 9, Debt Obligations). During the six months ended June 30, 2015 the Company issued 2,351,750,001 shares in conversion of notes payable of $652,973, and 638,833,333 shares for accrued salaries. During the six months ended June 30, 2016 and 2015, an additional 1,250,000 and 1,250,000 shares common stock to be issued for services provided in amounts of $125 and $125, respectively, were included in additional paid in capital in the financial statements. During the three months ended March 31, 2016 and 2015, the Company agreed to issue a third party 3,600,000 and 3,600,000 shares of common stock for service rendered in amount of $18,000 and $18,000 and accrued 0 and 400,000,000 shares of common stock based on conversion notice amount of $0 and $40,000.As of June 30, 2016 and December 31, 2015, the Company recorded common stock to be issued of $192,313 and $204,188, representing 30,645,812 and 327,795,812 shares of common stock issuable for services, which is included in additional paid in capital.

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

OTHER MATTERS

GreenShift is party to an action entitled Max v. GS AgriFuels Corp., et al. in the Supreme Court, New York County, in which the plaintiffs are asserting claims to money damages against GreenShift and other defendants, arising from a series of Share Purchase Agreements dated March 6, 2007, under which the individual plaintiffs sold their shares in Sustainable Systems, Inc., to GS AgriFuels Corporation, a former subsidiary of GreenShift. In their Amended Complaint, plaintiffs asserted claims for breach of contract, fraud and negligent misrepresentation, and sought money damages in the amount of $6 million. On March 19, 2013, the Court granted in part the defendants’ motion to dismiss the Amended Complaint, and dismissed all but the breach of contract claims asserted against GreenShift and certain other corporate defendants. On April 1, 2015, GreenShift entered into a settlement agreement pursuant to which the plaintiffs are to receive $25,000 in cash and a convertible debenture in the amount of $300,000. In the event that the plaintiffs have not converted the debenture in full at the expiration of three years, the plaintiffs may request the remaining amount be paid in full at that time. While the settlement agreement has not yet been implemented by the payment of the specified cash and the issuance of the specified debenture, the action has been marked “disposed” by the court.

On September 10, 2012, Long Side Ventures commenced an action entitled Long Side Ventures and Sunny Isles Ventures, LLC, LLC v. GreenShift et. al., in the United States District Court for the Southern District of New York, alleging breach of contract and other causes of action for which the plaintiff seeks damages of about $250,000 plus costs. On February 24, 2015, GreenShift entered into a settlement agreement pursuant to which the plaintiff is to receive $150,000 in cash and securities in the amount of $250,000. GreenShift accrued the entire $400,000 judgment on its books as of the year ended December 31, 2014. During the six months ended June 30, 2014, GreenShift issued a debenture to Long Side Ventures in the amount of $250,000 (see Note 7, Debt Obligations, above). GreenShift has already paid the $150,000 due in cash under the settlement agreement. Nevertheless, there is a current dispute with the plaintiffs as to whether GreenShift and the other defendants have performed their obligations under the settlement agreement, and whether the plaintiffs have the right to declare a default under the settlement agreement. GreenShift has taken the position that it has fully performed and intends to vigorously contest any alleged default. Upon the performance of the terms of the Settlement Agreement, the Action will be dismissed against GreenShift and the other defendants.

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

Effective as of December 31, 2015, GreenShift entered into a series of agreements providing for contingent participation payments involving use of GreenShift’s extraction technologies. Collectively, these agreements resulted in an aggregate of $26,720,059 in debt extinguishment for amounts that had been due, payable and accrued as of December 31, 2015, as well as a reduction in GreenShift’s continuing costs of sales, legal expenses and interest expense moving forward. First, GreenShift and YA Global Investments, L.P. (“YA Global”) entered into an agreement pursuant to which GreenShift agreed to pay 15% of all payments received by GreenShift from any new licensees issued in connection with its intellectual properties, including any amounts awarded in GreenShift’s pending and future infringement matters, net of any legal fees and expenses incurred in obtaining the settlement or award (see Note 7, Debt Obligations, above). Next, Cantor Colburn LLP (“Cantor”) and GreenShift entered into an amended agreement pursuant to which Cantor agreed to accept 15% of any recoveries from GreenShift’s pending patent litigation in excess of $3.6 million per year in exchange for all services rendered to date and moving forward. GreenShift recognized an $8,433,388 gain on extinguishment of debt upon the write-off of all accrued legal fees. Finally, CWT and GreenShift entered into an amended agreement pursuant to which CWT agreed to accept 20% of GreenShift’s net cash receipts deriving from use of GreenShift’s extraction technologies, after payment in full of all litigation costs and expenses (including attorneys’ fees and expenses). Under the amended CWT agreement, no amount shall accrue or be due and payable to CWT until the earlier to occur of the date on which all such litigation costs and expenses have been paid on a current basis, the date on which GreenShift has successfully appealed the October 2014 summary judgment ruling in GreenShift’s pending infringement litigation, and all applicable appeal periods in connection therewith have expired, or the date on which GreenShift has entered into new license agreements corresponding to an additional $1,000,000 in annualized revenue.

On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of GreenShift’s Series G Preferred Stock (see Note 9, Shareholders’ Equity, above). The TCA loan was made pursuant to a Senior Secured Revolving Credit Facility Agreement (the “Credit Agreement”), under which TCA may lend to Bitzio up to $5.0 million. GreenShift and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement in favor of TCA on December 31, 2015. FCC, GreenShift, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, has executed a Guaranty Agreement dated December 31, 2015, in favor of TCA, pursuant to which GreenShift and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement. By separate agreements, the Company and each subsidiary pledged all of its assets to secure the guaranty to TCA.

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

GreenShift’s Articles of Incorporation provide that GreenShift shall indemnify its officers, directors, employees and agents to the full extent permitted by Delaware law. GreenShift’s Bylaws include provisions to indemnify its officers and directors and other persons against expenses (including attorney’s fees, judgments, fines and amounts paid for settlement) incurred in connection with actions or proceedings brought against them by reason of their serving or having served as officers, directors or in other capacities. GreenShift does not, however, indemnify them in actions in which it is determined that they have not acted in good faith or have acted unlawfully. GreenShift is further subject to various indemnification agreements with various parties pursuant to which GreenShift has agreed to indemnify and hold such parties harmless from and against expenses and costs incurred (including attorney’s fees, judgments, fines and amounts paid for settlement) in connection with the provision by such parties of certain financial accommodations to GreenShift. Such parties indemnified by GreenShift include YA Global Investments, L.P., YA Corn Oil Systems, LLC, Viridis Capital LLC, Minority Interest Fund (II) LLC, Acutus Capital LLC, and various family members of GreenShift’s chairman that have provided GreenShift with cash investments.

NOTE 13	RELATED PARTY TRANSACTIONS

Minority Interest Fund (II), LLC (“MIF”) is party to certain convertible debentures issued by GreenShift (see Note 7, Debt Obligations, above). The managing member of MIF is a relative of the Company’s chairman. On December 31, 2015, MIF and Acutus Capital LLC (“AC”) assigned their respective beneficial ownership interests in the Series D Shares to EXO Opportunity Fund LLC (“EXO”) (see Note 9, Shareholders’ Equity, above). EXO, in turn, assigned the corresponding beneficial interests to Bitzio in exchange for 200,000 shares of Bitzio Series E Preferred Stock. On the same date, FLUX Carbon Corporation (“FCC”), an entity owned by Kevin Kreisler, the Company’s chairman, transferred its ownership interest in Viridis Capital LLC (“Viridis”) to Bitzio. As a result of the foregoing transactions, on December 31, 2015, Bitzio was the beneficial owner of 862,500 Series D Shares, as well as AC’s 2011 contractual right to receive an additional 124,875 Series D Shares, all of which was exchanged for 700,000 shares of the Company’s Series G Preferred Stock. The Company filed a Certificate of Elimination for its Series D Preferred Stock after completing that transfer. On December 31, 2015, Bitzio entered into a $2.9 million loan transaction with TCA Global Credit Master Fund, LP (“TCA”), pursuant to which Bitzio drew $2.5 million for use in its acquisition of 100,000 shares of GreenShift’s Series G Preferred Stock (see Note 9, Shareholders’ Equity, above). FCC, GreenShift, and each of its subsidiaries, as well as each of the other subsidiaries of Bitzio, executed a Guaranty Agreement in favor of TCA on December 31, 2015, pursuant to which the Company and its subsidiaries guaranteed payment of all amounts due to TCA under the Credit Agreement (see Note 8, Guaranty Agreement, above). As a result of all of the foregoing transactions, since December 31, 2015, FCC has been the beneficial owner of 80% of Bitzio’s equity, and Bitzio has been the beneficial owner of 80% of GreenShift’s equity. Bitzio develops and commercializes clean technologies that facilitate the more efficient use of natural resources, and is focused on doing so primarily in three sectors: agriculture, energy and lifestyle. Kevin Kreisler, GreenShift’s chairman and chief executive officer, was appointed to the posts of chairman and chief executive officer upon completion of the foregoing transactions.

During the year ended December 31, 2015, GreenShift issued a $400,000 convertible debt to Cantrell Winsness Technologies, LLC (“CWT” and the “CWT Debenture”) in exchange for all amounts accrued under the TAA and CWT’s interest in the Series F Preferred Stock. CWT shall have the right, but not the obligation, to convert any portion of the convertible debenture into GreenShift’s common stock at $0.001 per share. The CWT Debenture matures December 31, 2018. CWT delivered a release in favor of GreenShift in respect of any and all amounts that may have been due under GreenShift’s Amended and Restated Technology Acquisition Agreement with CWT. The balance of the CWT Debenture was $325,000 at June 30, 2016.

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

As of the six months ended June 30, 2016, GreenShift had loaned about $30,000 to Plaid Canary Corporation (“PCC”), for use in the development of agricultural technology and about $316,000 to FLUX Carbon Mitigation Fund LLC (“FCMF”), for use in the development of energy technology and businesses. The Company additionally incurred about $278,000 in research and development costs involving its efforts with PCC and agricultural technology. FLUX Carbon Corporation (“FCC”) is the beneficial owner of an 80% equity interest in Bitzio, and of the majority of the stock of the companies which own PCC and FCMF. FCC is owned by Kevin Kreisler, our chairman and chief executive officer.

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

The Company’s operations during the three and six months ended June 30, 2016 and 2015 are classified into two reportable business segments: Lifestyle and Agriculture. Each of these segments is organized based upon the nature of products and services offered. Summarized financial information about each segment is provided below:

Three Months Ended June 30, 2016	Corporate	Lifestyle	Agriculture	Total

Total Assets	$821,489	205,295	4,971,283	5,998,067

Revenue	$—	47,277	1,493,003	1,540,280
Costs of sales	—	49,031	448,662	497,693
Depreciation/amortization expense	95,346	2,501	801	98,648
Operating expenses - other	493,530	45,784	308,513	847,827

Gain on extinguishment of debt	487,906	—	67,774	555,680
Amortization of note discount	(839,188)	—	—	(839,188)
Interest expense	(226,350)	(9,170)	—	(235,520)
Change in fair value of derivatives	3,819,840	—	—	3,819,840
Equity loss from investee	—	—	(140,032)	(140,032)
Foreign currency transaction gain	5,263	—	—	5,263
Income (loss) before taxes	2,658,595	(59,209)	662,769	3,262,155
Taxes	—	—	—	—
Net income (loss)	$2,568,595	(59,209)	662,769	3,262,155

Three Months Ended June 30, 2015

Total Assets	$818,452	171,916	1,397,915	2,388,283

Revenue	$—	96,010	1,149,559	1,245,569
Costs of sales	—	76,009	439,064	515,073
Depreciation/amortization expense	—	—	801	801
Operating expenses - other	1,403,284	83,719	887,872	2,374,875
Research and development	—	—	(51,783)	(51,783)

Change in fair value of derivatives	(36,500)	—	—	(36,500)
Equity loss from investee	—	—	(161,471)	(161,471)
Foreign currency transaction loss	(6,071)	—	—	(6,071)
Interest expense	(569,720)	—	(232,855)	(802,575)
Other expense	(560,000)	—	—	(560,000)
Gain (loss) on extinguishment of debt	(31,194)	—	6,350	(24,844)
Income (loss) before taxes	(2,606,769)	(63,718)	(514,371)	(3,184,858)
Taxes	—	—	—	—
Net loss	$(2,606,769)	(63,718)	(514,371)	(3,184,858)

Six Months Ended June 30, 2016	Corporate	Lifestyle	Agriculture	Total

Total Assets	$821,489	$205,295	4,971,283	5,998,067

Revenue	$—	$104,160	2, 385,922	2,490,082
Costs of sales	—	83,715	520,363	604,078
Depreciation/amortization expense	190,691	2,501	1,602	194,794
Operating expenses - other	1,090,879	110,925	675,336	1,877,140

Gain on extinguishment of debt	3,039,519	—	67,774	3,107,293
Amortization of note discount	(1,485,742)	—	—	(1,485,742)
Interest expense	(486,750)	(9,170)	—	(495,920)
Change in fair value of derivatives	1,989,864	—	—	1,989,864
Foreign currency transaction loss	(2,543)	—	—	(2,543)
Equity loss from investee	—	—	(280,511)	(280,511)
Other expense	(75,000)	—	—	(75,000)
Income (loss) before taxes	1,697,777	(102,151)	975,885	2,571,511
Taxes	(10)	—	(2,510)	(2,520)
Net income (loss)	$1,697,767	$(102,151)	973,375	2,568,991

Six Months Ended June 30, 2015

Total Assets	$818,452	171,916	1,397,915	2,388,283

Revenue	$—	221,459	2,062,363	2,283,822
Costs of sales	—	139,528	716,727	856,255
Depreciation/amortization expense	—	—	1,602	1,602
Operating expenses - other	2,044,105	194,107	1,748,156	3,986,368
Research and development	—	—	268,807	268,807

Change in fair value of derivatives	2,783,501	—	—	2,783,501
Foreign currency transaction gain	13,921	—	—	13,921
Equity loss from investee	—	—	(161,471)	(161,471)
Interest expense	(1,188,250)	—	(581,115)	(1,769,365)
Other expense	(560,000)	—	—	(560,000)
Gain (loss) on extinguishment of debt	(962,628)	—	6,350	(956,278)
Income (loss) before taxes	(1,957,561)	(112,176)	(1,409,165)	(3,478,902)
Taxes	—	—	—	—
Net loss	$(1,957,561)	(112,176)	(1,409,165)	(3,478,902)

During the six months ended June 30, 2016, four customers from the agriculture segment each provided over 10% of our revenue and 70% of total revenue in the aggregate for that segment; during the six months ended June 30, 2015, four customers from the agriculture segment each provided over 10% of that segment’s revenue, including two customers that accounted for more than 50% of segment sales.

NOTE 15	INVESTMENT IN JOINT VENTURE UNDER THE EQUITY METHOD

GreenShift’s wholly-owned subsidiary, GS CleanTech Corporation, is the owner of 100% of the issued and outstanding membership units of Genarex LLC (“GX”), an entity that in turn holds 36.75% of the issued and outstanding membership units of Genarex FD LLC (“LLC”). LLC was formed in 2015 for the purpose of continuing the development and commercialization of an intellectual property portfolio involving production of carbon-neutral alternatives for fossil fuel derived products (“Bioproducts Portfolio”), which had previously been developed by GX in concert with various third parties. ASC 810 requires the Company to evaluate non-consolidated entities periodically and as circumstances change to determine if an implied controlling interest exists. The Company has evaluated this equity investment and concluded that LLC is a variable interest entity and the Company is not the primary beneficiary. LLC’s fiscal year end is December 31. Under the associated agreements, an unaffiliated member of LLC has agreed to provide LLC up to $3 million to fund the continuing development of the Bioproducts Portfolio. The members also assigned their respective interests in the Bioproducts Portfolio to LLC. GX’s contribution was valued at $4 million, however, the relevant agreements provide for GX to receive a preferential distribution until it receives approximately $3 million, at which point GX’s interest will decrease from 36.75% to 24.50%. The Company engaged two separate third party valuation firms, the first to complete a fairness opinion in respect of the foregoing, and the second to perform a valuation of GX’s interest in LLC using the fair value method as defined by FASB ASC 805-10-20. Under this method, fair value is defined as “the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date.” Using the income approach, the valuation company used the discounted cash flow method to develop low, mid and high cash projections for LLC’s potential business model by estimating the expected cash flows derived from production of LLC’s products on a commercial scale. As of June 30 2016, the Company had funded $1,308,660 towards operations and research and development of LLC, of which $1,206,063 has been reimbursed under the relevant joint venture agreements. The following presents unaudited summary financial information for LLC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company. The investment balance carried on the Company’s balance sheet amounts to $3,079,844 as of June 30 2016. The Company’s share of the net loss from LLC for the six months ended June 30, 2016 was $280,511.

SUMMARIZED UNAUDITED FINANCIAL DATA FOR LLC:

6/30/2016
Current assets	$2,137
Intangible assets, net	3,333,333
Current liabilities	151,042
Members’ equity	3,009,900

6/30/2016
Net sales	$—

Operating expenses	477,580
Amortization expense	285,714
Net (loss)	(763,294)

NOTE 16	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is a summary of supplemental disclosures of cash flow information for the six months ended June 30, 2016 and 2015:

	6/30/2016	6/30/2015

Cash paid for the following:
Interest	$—	$—
Taxes	2,520	—
Total	2,520	—
Non-Cash Investing and Financing Activities
Debt discounts on convertible notes payable	—	150,000
Debentures converted into common stock	88,207	1,575,828
Common stock converted to preferred stock	—	157,500
Debenture issued in settlement of contingent liability	—	250,000
Reduction in value of conversion features of convertible debt from conversions	9,613	—

NOTE 17	RESTATEMENT

The Company has restated its results for the three and six months ended June 30, 2015, to correct erroneously capitalized share-based payments to our former CFO and CEO related to the business combination between Bitzio Inc., Lexi Luu Designs and E-motion Apparel (see Note 18, Acquisitions, below), and combine common stock to be issued in the amount of $158,564 into additional paid in capital. The table below summarizes the impact of the restatement described above on financial information previously reported on the Company’s Form 10-Q for the period ended June 30, 2015:

	Original	Adjustments	As Restated
Balance Sheet At 6/30/15:

Prepaid Expense	$335,909	$(303,791)	$32,118

Total current assets	566,474	(303,791)	262,683

Total assets	1,234,508	(303,791)	930,717

Additional paid in capital	17,028,310	(145,227)	16,883,083

Stock to be issued	158,564	(158,564)	-

Total Bitzio, Inc. stockholders’ deficit	(3,090,427)	(303,791)	(3,235,654)

Total stockholders’ deficit	(3,106,646)	(303,791)	(3,251,873)

Total Liabilities and Stockholders’ Deficit	1,234,508	(303,791)	1,089,281

NOTE 19	SUBSEQUENT EVENTS

On October 13, 2009, the U.S. Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 7,601,858, titled “Method of Processing Ethanol Byproducts and Related Subsystems” (the ’858 Patent) to GS CleanTech Corporation, a wholly-owned subsidiary of GreenShift Corporation. On October 27, 2009, the USPTO issued U.S. Patent No. 7,608,729, titled “Method of Freeing the Bound Oil Present in Whole Stillage and Thin Stillage” (the ’729 Patent) to GS CleanTech. Both the ’858 Patent and the ’729 Patent relate to the Company’s corn oil extraction technologies. GS CleanTech Corporation, our wholly-owned subsidiary, subsequently filed legal actions in multiple jurisdictions alleging infringement by various persons and entities. Multiple additional related suits and countersuits were filed. On May 6, 2010, we submitted a “Motion to Transfer Pursuant to 28 U.S.C. § 1407 for Consolidated Pretrial Proceedings” to the United States Judicial Panel on Multidistrict Litigation (the “Panel”) located in Washington, D.C. In this motion, we moved the Panel to transfer and consolidate all pending suits involving infringement of our patents to one federal court for orderly and efficient review of all pre-trial matters. On August 6, 2010, the Panel ordered the consolidation and transfer of all pending suits in the U.S. District Court, Southern District of Indiana for pretrial proceedings (the “MDL Case”). In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including U.S. Patent Nos. 7,601,858 (the “’858 patent”); 8,008,516 (the “’516 patent”); 8,008,517 (the “’517 patent”); and 8,283,484 (the “’484 patent” and, collectively, the “Patents in Suit”). In September 2016, the District Court ruled that the Patents in Suit were additionally unenforceable due to inferences that our inventors and attorneys withheld material information from the USPTO. Critically, no trial or hearing was ever held in respect of material factual determinations supporting the court’s 2014 ruling, including the material factual issues that should have resulted in the right to a jury trial. Further, in connection with ongoing patent filings, the USPTO allowed CleanTech’s patents after considering the very information that the court found to have been withheld, and upon which the bulk of the court’s recent ruling was based; all of the information alleged to have been withheld from the USPTO in connection with the Patents in Suit was provided to and considered by the USPTO prior to issuance of several additional patents THAT ARE NOT COVERED BY THE PRIOR RULINGS (U.S. Patent Nos. 9,212,334 (the “’334 patent”); 9,108,140 (the “’140 patent”); 9,320,990 (the “’990 patent”); and 9,012,668 (the “’668 patent” and, collectively, the “New Patents”). Neither the October 2014 nor the September 2016 ruling is a final judgment. We strongly disagree with the court’s conclusions in each ruling and we intend to mount a vigorous appeal.

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

Diversification is important to mitigate the risk that we may not prevail in our ongoing patent infringement litigation. In October 2014, the District Court in Indiana ruled in favor of the defendants in our pending patent infringement matter on their motions for summary judgment alleging that our corn oil extraction patents were invalid, including U.S. Patent Nos. 7,601,858 (the “’858 patent”); 8,008,516 (the “’516 patent”); 8,008,517 (the “’517 patent”); and 8,283,484 (the “’484 patent” and, collectively, the “Patents in Suit”). In September 2016, the District Court ruled that the Patents in Suit were additionally unenforceable due to inferences that our inventors and attorneys withheld material information from the USPTO. Critically, no trial or hearing was ever held in respect of material factual determinations supporting the court’s 2014 ruling, including the material factual issues that should have resulted in the right to a jury trial. Further, in connection with ongoing patent filings, the USPTO allowed CleanTech’s patents after considering the very information that the court found to have been withheld, and upon which the bulk of the court’s recent ruling was based; all of the information alleged to have been withheld from the USPTO in connection with the Patents in Suit was provided to and considered by the USPTO prior to issuance of several additional patents that are not covered by the prior rulings (U.S. Patent Nos. 9,212,334 (the “’334 patent”); 9,108,140 (the “’140 patent”); 9,320,990 (the “’990 patent”); and  9,012,668 (the “’668 patent” and, collectively, the “New Patents”). Neither the October 2014 nor the September 2016 ruling is a final judgment. We strongly disagree with the court’s conclusions in each ruling and we intend to mount a vigorous appeal. Each New Patent was examined and considered patentable by a different patent examiner and after each had considered the summary judgment decision. We cannot speak to the significance of the conflicting determinations, however, under applicable standards, a patent is not invalid until and unless a final judgment of invalidity is rendered after all available appeals have been exhausted. We believe in our intellectual property rights and the system of checks and balances designed to protect those rights – both in the patent office and the courts, and we will appeal the summary judgment ruling at the appropriate time. Nevertheless, diversification of our revenue mix is key goal for 2016.

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

COMPONENTS OF REVENUES AND EXPENSES

On December 31, 2015, we acquired an 80% interest in GreenShift Corporation (“GreenShift”), the operations of which comprised all of our efforts in our agriculture group during 2015. We accounted for that transaction on the basis that the Company and GreenShift were under common control, and accordingly have combined the results of operations of both previously separate entities for the six months ended June 30, 2015, such that total revenues for 2015 derived from our agriculture and lifestyle segments, in the form of license royalties and related products and services (agriculture), and activewear apparel sales (lifestyle).

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

We accounted for the GreenShift acquisition on the basis that the Company and GreenShift were under common control as of December 31, 2015, and accordingly have combined the results of operations of both previously separate entities for the three months ended June 30, 2015. Our results of operations for the three months ended June 30, 2015, consequently include the prior year period results of GreenShift and its subsidiaries.

Revenues for the three months ended June 30, 2016, were about $1.5 million as compared to $1.2 million generated during the three months ended June 30, 2015. Revenue for the three months ended June 30, 2016, included approximately $1.5 million in agriculture segment revenue and $51,000 in lifestyle segment revenue. In the comparable period of the prior year, agriculture segment revenue was about $1.1 million as well as $96,000 in lifestyle segment revenue.

The decrease in sales during 2016 from the lifestyle segment included a slight decrease in sales by the Company’s lifestyle subsidiaries (Lexi Luu and E-motion) due to the seasonality of the business. There was also a slight increase in sales for GreenShift and its subsidiaries. In regards to the agriculture segment, revenue in future periods will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the three months ended June 30, 2016 were about $498,000, including about $449,000 from our agriculture segment and about $49,000 from our lifestyle segment. These amounts compared to about $515,000 in total for the three months ended June 30, 2015, $439,000 from our agriculture segment and about $76,000 which was attributable to our lifestyle segment.

We generated about $1.0 million in gross profit for the three months ended June 30, 2016, as compared to about $730,000 for the three months ended June 30, 2015. Increased economies of scale with respect to our costs of sales and gross profit can be expected moving forward in both segments during 2016 given our stated growth plans for the year.

Operating expenses for the three months ended June 30, 2016 and 2015, were about $924,000 and $2.3 million, respectively. Operating expenses during 2016 included about $23,000 in research and development costs as well as $246,000 in professional fees. Operating expenses during 2015 included about $600,000 in professional fees, of which about $200,000 associated with our agriculture segment was accrued and not paid during the year.

We had a total operating gain of about $100,000 during 2016 as compared to an operating loss of about $1.6 million in 2015. Other expense for the three months ended June 30, 2016, was about $3.2 million, while other loss for the three months ended June 30, 2015, was about $1.6 million. We realized a debt extinguishment gain of about $556,000 in 2016 which were offset by about $235,000 in interest expense $839,000 in amortization of note discount and $3.8 million from the change in derivative liabilities. Our other income or expense in 2015 included about $803,000 in interest expense (including about $348,000 from the intrinsic value of a beneficial conversion feature) and a loss on extinguishment of debt of about $25,000 as well as a $36,000 loss on change in derivative liabilities.

Net income for the three months ended June 30, 2016, was about $3.3 million. Net loss for the three months ended June 30, 2015, was about $3.2 million.

DERIVATIVES

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. The principal amount on our convertible obligations was $10.1 million as of June 30, 2016, and the unamortized note discount was $5.9 million. For the three months ended June 30, 2016, a gain for the change in fair value of the derivative of about $3.8 million was recognized for these debentures. The total derivative liability as of June 30, 2016, was about $9.2 million.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

We accounted for the GreenShift acquisition on the basis that the Company and GreenShift were under common control as of December 31, 2015, and accordingly have combined the results of operations of both previously separate entities for the three months ended June 30, 2015. Our results of operations for the three months ended June 30, 2016, consequently include the prior year period results of GreenShift and its subsidiaries.

Revenues for the six months ended June 30, 2016, were about $2.5 million as compared to $2.3 million generated during the six months ended June 30, 2015. Revenue for the six months ended June 30, 2016, included approximately $2.4 million in agriculture segment revenue and $104,000 in lifestyle segment revenue. In the comparable period of the prior year, agriculture segment revenue was about $2.1 million as well as $221,000 in lifestyle segment revenue.

The decrease in sales during 2016 from the lifestyle segment included a decrease in sales by the Company’s lifestyle subsidiaries (Lexi Luu and E-motion) due to the seasonality of the business and temporary interruption of operations in connection with the relocation of the Company’s lifestyle production assets. There was also a slight increase in sales for GreenShift and its subsidiaries. In regards to the agriculture segment, revenue in future periods will remain subject to variance in connection with a number of factors, including the rate at which our licensees commence production, the amount of corn oil that our licensees produce, the market price for that corn oil, the extent to which we collect reasonable royalties, and the degree to which we provide event-driven systems integration services to our licensees involving the design, construction, integration and modification of licensed technologies.

Costs of sales for the six months ended June 30, 2016 were about $604,000, including about $520,000 from our agriculture segment and about $84,000 from our lifestyle segment. These amounts compared to about $856,000 in total for the six months ended June 30, 2015, $716,000 from our agriculture segment and about $140,000 which was attributable to our lifestyle segment.

We generated about $1.9 million in gross profit for the six months ended June 30, 2016, as compared to about $1.4 million for the six months ended June 30, 2015. Increased economies of scale with respect to our costs of sales and gross profit can be expected moving forward in both segments during 2016 given our stated growth plans for the year.

Operating expenses for the six months ended June 30, 2016 and 2015, were about $2.1 million and $4.3 million, respectively. Operating expenses during 2016 included $23,000 in research and development costs as well as $370,000 in professional fees. Operating expenses during 2015 included about $269,000 in research and development costs, and about $1.7 million in professional fees associated with our agriculture segment, of which approximately $1.3 million was accrued and not paid during the six months.

We had a total operating loss of about $189,000 during 2016 as compared to an operating loss of about $2.8 million in 2015. Other income for the six months ended June 30, 2016, was about $2.8 million, while other expense for the six months ended June 30, 2015, was about $650,000. We realized a debt extinguishment gain of about $2.7 million in 2016 from our agriculture segment and about $431,000 from our lifestyle segment which were offset by about $409,000 in interest expense $1.6 million in amortization of note discount and $2.0 million from the change in derivative liabilities. Our other income or expense in 2015 included about $1.8 million in interest expense (including about $745,000 from the intrinsic value of a beneficial conversion feature) and a loss on extinguishment of debt of about $956,000 which were offset by a $2.8 million gain on change in derivative liabilities.

Net income for the six months ended June 30, 2016, was about $2.6 million. Net loss for the six months ended June 30, 2015 was about $3.5 million.

DERIVATIVES

We accounted for our convertible debt in accordance with ASC 815, Derivatives and Hedging as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of our common shares. The conversion feature on these debentures is variable and based on trailing market prices. It therefore contains an embedded derivative. The fair value of the conversion feature was calculated when the debentures were issued, and we recorded a note discount and derivative liability for the calculated value. We recognize interest expense for accretion of the note discount over the term of the note. The conversion liability is valued at the end of each reporting period and results in a gain or loss for the change in fair value. Due to the volatile nature of our stock, the change in the derivative liability and the resulting gain or loss will usually be material to our results. The principal amount on our convertible obligations was $10.1 million as of June 30, 2016, and the unamortized note discount was $5.9 million. For the six months ended June 30, 2016, a gain for the change in fair value of the derivative of about $2.0 million was recognized for these debentures. The total derivative liability as of June 30, 2016, was about $9.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity during 2016 was cash produced by our operations. During the six months ended June 30, 2016, we produced about $158,000 in cash from our operating activities, used about $436,000 in our investing activities and we used about $658,000 in our financing activities, primarily to repay debt to YAGI Assignees and other debt holders. During the six months ended June 30, 2015, we used about $265,000 of net cash in our operating activities, used about $29,000 in our investing activities and used about $118,000 in our financing activities. Our cash balances at June 30, 2016 and December 31, 2015 were about $993,000 and $1.9 million, respectively. The Company had a working capital deficit of about $14 million at June 30, 2016, about $2.4 million of which was attributable to current obligations convertible into Company common stock.

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

As of June 30, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2016.

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

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

During the six months ended June 30, 2016, the Company issued 300,000,000 common shares for salaries, and 100,000,000 shares for settlement of debt obligation. The sales were exempt pursuant to Section 4(2) of the Securities Act since the sales were not made in a public offering and were made to entities whose principals had access to detailed information about the Company and were acquiring the shares for the entity’s own account. There were no underwriters.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The following are exhibits filed as part of GreenShift’s Form 10-Q for the quarter ended June 30, 2016:

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

BITZIO, INC.

By:	/s/ KEVIN KREISLER
KEVIN KREISLER
Chairman, Chief Executive Officer
Date:	September 22, 2016

